Form 10-Q
period 2019-03-31
CarrierEQ, Inc. /DE
filed 2019-08-21
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission File Number: 000-56037

CarrierEQ, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1188636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 South St, #172, Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

(617) 841-7207

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of August 19, 2019 was 6,813,928.

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

Explanatory Note

This Quarterly Report on Form 10-Q contains a restatement of previously issued financial statements contained in our Registration Statement on Form 10/A filed on July 8, 2019. The registrant has restated its condensed consolidated interim financial statements for March 31, 2019 and 2018. The nature and impact of these adjustments are described in Note 4 to the Notes To Condensed Consolidated Financial Statements.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited) (as restated)	September 30, 2018 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,310,155	$8,019,152
Accounts receivable, net	4,675	258,375
Prepaid expenses and other current assets	715,224	575,267
Digital assets	1,392	93,413
Total current assets	7,031,446	8,946,207

Non-current assets:
Intangibles, net	428,982	173,806
Security deposits	43,314	40,392
Total non-current assets	472,296	214,198
Total assets	$7,503,742	$9,160,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$689,811	$374,241
Accrued liabilities	301,478	1,190,377
Deferred revenue	256,000	256,000
AirToken obligation	15,402,277	15,402,277
Deferred gain on issuance of AirTokens for services	702,864	702,864
Total current liabilities	17,352,430	17,925,759

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible note payable	2,500,000	—
Deferred gain on issuance of AirTokens for services	11	351,443
Total liabilities	20,092,340	18,517,101

Commitments and contingencies (Note 13)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of March 31, 2019 and September 30, 2018	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of March 31, 2019 and September 30, 2018	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 7,693,821 shares issued and 6,778,928 shares outstanding as of March 31, 2019; 7,660,488 shares issued and 6,745,595 shares outstanding as of September 30, 2018	77	76
Treasury stock, at cost, 914,893 shares as of March 31, 2019 and September 30, 2018	(240,005)	(240,005)
Additional paid-in capital	1,933,178	1,884,566
Accumulated deficit	(14,276,982)	(11,001,067)
Accumulated other comprehensive loss	(4,877)	(302)
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(12,588,571)	(9,356,694)
Non-controlling interest in subsidiary	(27)	(2)
Total stockholders' deficit	(12,588,598)	(9,356,696)
Total liabilities and stockholders' deficit	$7,503,742	$9,160,405

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019 (as restated)	2018 (as restated)	2019 (as restated)	2018 (as restated)

Revenue	$—	$11,572	$247	$18,618

Operating expenses:
Selling, general and administrative	2,352,016	1,367,150	3,553,671	5,073,760
Impairment of digital assets	—	89,584	1,079	89,584
Total operating expenses	2,352,016	1,456,734	3,554,750	5,163,344

Loss from operations	(2,352,016)	(1,445,162)	(3,554,503)	(5,144,726)

Other income (expense):
Realized (loss) gain on sale of digital assets	—	(72,947)	(90,940)	77,552
Gain on AirToken issuance for services	175,716	175,716	351,432	351,432
Interest income, net	11,324	1,482	21,476	2,130
Other income	187,040	104,251	281,968	431,114

Loss before income taxes	(2,164,976)	(1,340,911)	(3,272,535)	(4,713,612)

Benefit (provision) for income taxes	999	—	(628)	—

Net loss	(2,163,977)	(1,340,911)	(3,273,163)	(4,713,612)
Net loss attributable to non-controlling interest	20	—	25	—
Net loss attributable to CarrierEQ, Inc.	(2,163,957)	(1,340,911)	(3,273,138)	(4,713,612)
Other comprehensive income
Foreign currency translation adjustment	(14,338)	—	(4,575)	—
Total comprehensive loss	$(2,178,295)	$(1,340,911)	$(3,277,713)	$(4,713,612)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit
Balance at September 30, 2018 (audited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	3,000
Stock based compensation	—	—	—	—	—	—	—	—	23,618	—	—	—	23,618
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,111,958)	(1,111,958)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,763	—	—	9,763
Balance at December 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,911,183	$9,461	$(7)	$(12,113,025)	$(10,432,278)
Stock based compensation	—	—	—	—	—	—	—	—	21,995	—	—	—	21,995
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,163,957)	(2,163,957)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(14,338)	—	—	(14,338)
Balance at March 31, 2019 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,933,178	$(4,877)	$(27)	$(14,276,982)	$(12,588,598)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit
Balance at September 30, 2017 (audited)	2,652,072	$27	1,046,147	$11	7,160,488	$76	500,000	$(5)	$1,842,003	$—	$—	$(2,654,755)	$(812,643)
Stock based compensation	—	—	—	—	—	—	—	—	4,225	—	—	—	4,225
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,372,701)	(3,372,701)
Balance at December 31, 2017 (unaudited)	2,652,072	$27	1,046,147	$11	7,160,488	$76	500,000	$(5)	$1,846,228	$—	$—	$(6,027,456)	$(4,181,119)
Purchase of treasury stock	—	—	—	—	(414,893)	—	414,893	(240,000)	4	—	—	—	(239,996)
Stock based compensation	—	—	—	—	—	—	—	—	4,204	—	—	—	4,204
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,340,911)	(1,340,911)
Balance at March 31, 2018 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,850,436	$—	$—	$(7,368,367)	$(5,757,822)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2019 (as restated)	2018 (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,273,163)	$(4,713,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	54,523	3,124
Stock based compensation	45,613	8,249
Common stock issued to employees	—	(1)
Impairment of digital assets	1,079	89,584
Realized loss on sale of digital assets	90,940	80,589
Issuance of Digital Assets and AirTokens for services	—	2,627,132
Gain on issuance of AirTokens for services	(351,432)	(351,432)
Changes in Assets and Liabilities:
Accounts receivable	253,700	(6,584)
Prepaid expenses and other current and long-term assets	(142,879)	(82,966)
Accounts payable	312,795	(59,285)
Accrued liabilities	(893,474)	(157,649)
Net cash used in operating activities	(3,902,298)	(2,562,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of digital assets	—	14,049,101
Proceeds received and establishment of AirToken Obligation	—	113,979
Acquisition of intangible assets	(309,699)	(91,258)
Net cash (used in) provided by investing activities	(309,699)	14,071,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	3,000	—
Simple agreement for future equity agreements	—	(240,000)
Proceeds from convertible note	2,500,000	—
Net cash provided by (used in) financing activities	2,503,000	(240,000)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net change in cash	(1,708,997)	11,268,971

Cash and cash equivalents, beginning of period	8,019,152	69,429

Cash and cash equivalents, end of period	$6,310,155	$11,338,400

Supplemental disclosure of non-cash transactions:
Receipt of digital currencies and establishment of AirToken Obligation	$—	$4,840,908

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Nature of Operations

CarrierEQ Inc., doing business as AirFox (“AirFox USA”), was incorporated in Delaware on January 19, 2016 with a principal place of business in Boston, Massachusetts.

Airfox USA has a 99.99% ownership interest in AirFox Servicos E Intermediacoes LTDA (“AirFox Brazil”), a limited liability company organized under the laws of the Federative Republic of Brazil, and a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox USA, Airfox Brazil and Airtoken GmbH are collectively referred to herein, as the “Company” or “Airfox”.

Beginning in February 2017, the Company began exploring consumer applications of its legacy prepaid mobile applications. The Company initiated a business plan to introduce a mobile application that would allow users to earn digital tokens, exchange them for free or discounted mobile data and, ultimately, other goods and services in South America as part of a new international business and ecosystem (the “AirToken Project”). The AirToken Project included the issuance of digital tokens (“AirToken(s)”). The AirToken is an ERC-20 token issued on the Ethereum blockchain.

The Company obtained Ether and Bitcoin (collectively referred therein as the “Digital Assets”), in August 2017 through early October 2017 from those interested in obtaining AirTokens. The Company raised approximately $15.4 million for the purpose of developing the AirToken Project.

The Company’s business is evolving to focus on providing unbanked and financially underserved individuals in emerging markets mobile access to financial services. The Company is developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The Company’s software technology platform is designed and built as a Software as Service (or SaaS) offering. The Company expects to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. The Company’s initial markets are the underbanked and unbanked markets in Brazil markets in Brazil.

The Company’s digital wallet application, branded as Airfox Wallet, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android, aims to eliminate the need for traditional financial institutions allowing the underbanked without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for application users for use in connection with our alternative credit scoring and lending application.

The alternative credit scoring and lending application is a blockchain-based, peer-to-peer lending application that will enable users from around the world to provide capital for a microloan to a diversified cohort of borrowers. The technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At March 31, 2019 the Company had cash and cash equivalents of $6,310,155, a working capital deficit of $10,320,984, total stockholders' deficit of $12,588,598 and an accumulated deficit of $14,276,982. Further, the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines or penalties (see Note 13).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 9) whereby the Company may receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company received $2,756,000 in cash and issued a convertible note totaling $2,500,000 as of February 14, 2019 under these agreements. The Company expects to obtain an additional $7,500,000 (and issue related convertible notes to Via Varejo) during the Company’s fiscal year ending September 30, 2019 in pursuant to the terms of the Services Agreement. (See Note 9)

•

Pursuing opportunities to enter into service agreements in targeted industries (e.g. travel, insurance) to use the Airfox platform as a source of distribution of their products.

In addition to the actions above, the Company is evaluating diversifying its revenue streams, raising additional capital, and considering other actions that may yield additional funding. Further, the Company’s management can implement expense reductions, as necessary. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

In the event the Company is unable to raise additional debt or equity financing, we may:

1.

 have to cease operations, in which case the Company may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off the Company’s assets, and the money will be used to pay off the Company’s debts in order of their priority. The priority of an AirToken holder seeking a refund claim should be equal to all of the Company’s other unsecured creditors, including Via Varejo; or

2.

file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure the Company’s debt, including the Company’s debt to AirToken holders seeking refund claims. The priority of an AirToken holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors, including Via Varejo. The Chapter 11 reorganization plan will spell out rights of AirToken holders seeking refund claims and what such investors can expect to receive, if anything, from the Company.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (“interim statements”) of Airfox have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended September 30, 2018.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of AirFox and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

Foreign Currency

The Company has operations in Brazil where the local currency is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of AirTokens and Digital Assets, estimated lives of intangible assets, intangible asset impairment, revenue recognition, stock-based compensation and deferred tax valuation allowance.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

ASC 606 prescribes a 5-step process to achieve its core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $247 and $18,618 for the six months ended March 31, 2019 and 2018, and $0 and $11,572 for the three months ended March 31, 2019 and 2018. The Company engaged in a business line known as AirFox Wireless. Pursuant to the AirFox Wireless model, the Company partnered with U.S. mobile telecommunications companies to display advertisements on the lock screens of mobile devices and paid our partners a share of the ad revenue generated. The Company recognized such revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognized only the fee for providing its services as it had no latitude in establishing prices with third party advertisers.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In January 2019, the Company decided to no longer provide display advertising services as it did not represent a significant portion of the Company operations. The Company discontinued the AirFox Wireless business line earlier in 2019 so that it can focus on the development of other products.

AirToken Project Development Services (Non ASC 606 Revenue)

The Company determined that its token issuances represent obligations to perform software development services and accounts for the proceeds received in the token issuances in accordance with ASC 730-20, Research and Development – Research and Development Arrangements (“ASC 730-20”). At the time of, and in conjunction with the token issuances, the Company’s obligation was to develop a live, operational, de-centralized network with token functionality including, at a minimum, features including a digital wallet, credit scoring and peer-to-peer networking (collectively, the “AirToken Project”). Due to the significant hurdles in developing the AirToken Project, technological feasibility had not been established at the time of the token issuances and, therefore, all of the Company’s development costs were expensed.

The Company, beginning in August 2017 through early October 2017, obtained Ether and Bitcoin totaling approximately $15.3 million (and cash of $0.1 million) towards the development of the AirToken Project. Pursuant to the terms of the AirTokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of an AirToken and the Company and/or other individuals or entities involved with the AirToken Project. AirTokens are non-refundable and do not pay interest and have no maturity date. AirTokens confer only the right to services in the AirToken Project and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of AirTokens to those parties who contributed towards the funding of the AirToken Project, no AirTokens were sold by the Company.

Pursuant to the Settlement Agreement (as defined and described further in Note 13), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. Due to the inability to reasonably estimate the amount of potential refunds, the Company has recorded  all of the proceeds  as deferred revenue and will recognize the revenue beginning in the period that it is able to reasonably estimate the amount that will be refunded under the terms of the Rescission Offer (as defined and described further in Note 13).

The remaining proceeds will be recognized over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning at the time a reasonable estimate of the Rescission Offer can be made until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is April 2020.

For the six months ended March 31, 2019 and 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $556 thousand and $292 thousand, respectively.

For the three months ended March 31, 2019 and 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $327 thousand and $19 thousand, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Long-Lived Assets, Including Definite Intangible Assets

Long-lived assets and other indefinite-lived intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company’s definite-lived intangible assets primarily consist of various domain names and websites. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

•

Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred.

•

Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; (c) installation to hardware; and (d) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized.

•

Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

Certain costs incurred are considered enhancements, modifications to existing internal-use software that result in additional functionality. Enhancements normally require new software specifications and may also require a change to all or part of the existing software specifications. When this additional functionality is determinable, the related costs are capitalized. Otherwise, costs are expensed as incurred. Capitalization of internal-use software costs ceases when a computer software project is substantially complete and ready for its intended use. The Company begins amortization when the product is available for general release or use.

The Company capitalizes costs related to the development and maintenance of its website in accordance with ASC 350-50, Website Development Costs. Accordingly, costs expensed as incurred include planning the website, developing the applications and infrastructure until technological feasibility is established, developing graphics such as borders, background and text colors, fonts, frames and buttons, and operating the site such as training administration and maintenance.

Capitalizing Software Costs in Connection with Hosting Arrangements and Software as a Service Arrangements

The Company develops certain software that is considered to be part of a cloud computing arrangement (or hosting arrangement), whereby, a user or a customer of software does not take possession of the Company’s software; rather, the software is accessed on an as-needed basis over the Internet.

Therefore, when the software is used to produce a product or in a process to provide a service to a customer, and the customer is not given the right to obtain or use the software, the related costs are accounted for in accordance with ASC 350-40. When a hosting arrangement includes multiple modules or components, capitalized costs are amortized on a module-by-module basis. When a module or component is substantially ready for its intended use, amortization begins, regardless of whether the overall hosting arrangement is being placed in service in planned stages. If the module’s functionality is entirely dependent on the completion of one or more other modules, then amortization does not begin until that group of interdependent modules is substantially ready for use.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project (i.e. April 2020).

Stock-based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Compensation - Stock Based Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite service period. For stock-based employee compensation, cost recognized at any date will be at least equal to the amount attributable to share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares.

All stock-based compensation costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and AirToken Obligation (as defined and described further in Note 13) approximate their stated amounts because of the short maturity of these financial instruments. The Company believes the carrying amount of their simple agreement for future equity approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy under ASC 820 are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. The Company will evaluate the impact of adopting the new standard for its 2020 fiscal year and subsequent periods.

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated interim financial statements for March 31, 2019 and 2018 that were originally presented in a Form 10/A filed on July 8, 2019. The nature and impact of these adjustments are described below and detailed in the tables below.

Issuance of AirTokens for services

The Company identified an error in the presentation of the expense and related gain associated with AirTokens that were issued to certain vendors for services rendered towards raising the $15.4 million for the purpose of developing the AirToken Project. The issuance of these AirTokens was accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which required the AirTokens to be recognized at fair value resulting in a deferred gain of approximately $1.7 million (an increase of approximately $0.2 million from the amount originally recorded) which was concurrently expensed for the services provided. The expense was previously recorded in selling, general and administrative expenses in the quarter ended December 31, 2017. The gain was previously recorded in other income in the quarter ended December 31, 2017. The error resulted in an understatement of selling, general and administrative expenses of $225,644 for the six months ended March 31, 2018, an understatement of other income of $175,716 for the three months ended March 31, 2019 and 2018, and understatement of other income of $351,432 for the six months ended March 31, 2019 and an overstatement of other income of $1,180,095 for the six months ended March 31, 2018.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported balance sheets are as follows:

	Originally reported	Adjustments	Restated
	March 31,	March 31,	March 31,
	2019	2019	2019
ASSETS
Non-current assets:
Intangibles, net	428,982	—	428,982
Security deposits	43,314	—	43,314
Due from affiliates	—	—	—
Total non-current assets	472,296	—	472,296
Total assets	$7,503,742	$—	$7,503,742

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
AirToken obligation	15,402,277	—	15,402,277
Deferred gain on issuance of AirTokens for services	—	702,864	702,864
Total current liabilities	16,649,566	702,864	17,352,430

Long-term liabilities:
Deferred gain on issuance of AirTokens for services	—	11	11
Total liabilities	19,389,465	702,875	20,092,340

Stockholders' deficit:
Accumulated deficit	(13,574,134)	(702,848)	(14,276,982)
Total stockholders' deficit	(11,885,723)	(702,848)	(12,588,598)
Total liabilities and stockholders' deficit	$7,503,742	$—	$7,503,742

The effects of these errors on the Company’s previously reported three months ended March 31, 2019 and 2018 statements of operations are as follows:

	Originally reported		Adjustments		Restated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018

Revenue	$—	$11,572	$—	$—	$—	$11,572

Loss from operations	(2,352,016)	(1,445,162)	—	—	(2,352,016)	(1,445,162)

Other income:
Realized (loss) gain on sale of digital assets	—	(72,947)	—	—	—	(72,947)
Gain on AirToken issuance for services	—	—	175,716	175,716	175,716	175,716
Interest (expense) income, net	11,324	1,482	—	—	11,324	1,482
Other income, net	11,324	(71,465)	175,716	175,716	187,040	104,251

Loss before income taxes	(2,340,692)	(1,516,627)	175,716	175,716	(2,164,976)	(1,340,911)

Net loss	$(2,339,693)	$(1,516,627)	$175,716	$175,716	$(2,163,977)	$(1,340,911)

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported six months ended March 31, 2019 and 2018 statements of operations are as follows:

	Originally reported		Adjustments		Restated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018	2019	2018

Revenue	$247	$18,618	$—	$—	$247	$18,618

Operating expenses:
Selling, general and administrative	3,553,671	4,848,116	—	225,644	3,553,671	5,073,760
Total operating expenses	3,554,750	4,937,700	—	225,644	3,554,750	5,163,344

Loss from operations	(3,554,503)	(4,919,082)	—	(225,644)	(3,554,503)	(5,144,726)

Other income:
Realized (loss) gain on sale of digital assets	(90,940)	77,552	—	—	(90,940)	77,552
Gain on AirToken issuance for services	—	1,531,527	351,432	(1,180,095)	351,432	351,432
Interest (expense) income, net	21,476	2,130	—	—	21,476	2,130
Other income, net	(69,464)	1,611,209	351,432	(1,180,095)	281,968	431,114

Loss before income taxes	(3,623,967)	(3,307,873)	351,432	(1,405,739)	(3,272,535)	(4,713,612)

Net loss	$(3,624,595)	$(3,307,873)	$351,432	$(1,405,739)	$(3,273,163)	$(4,713,612)

The effects of these errors on the Company’s previously reported six months ended March 31, 2019 and 2018 statement of cash flows as follows:

	Originally reported		Adjustments		Restated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Net loss	$(3,624,595)	$(3,307,873)	$351,432	$(1,405,739)	$(3,273,163)	$(4,713,612)

CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of Digital Assets and AirTokens as compensation	—	2,401,488	—	225,644	—	2,627,132
Gain on issuance of AirToken for services	—	(1,531,527)	(351,432)	1,180,095	(351,432)	(351,432)
Net cash used in operating activities	$(3,902,298)	$(2,562,851)	$—	$—	$(3,902,298)	$(2,562,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$(309,699)	$14,071,822	$—	$—	$(309,699)	$14,071,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$2,503,000	$(240,000)	$—	$—	$2,503,000	$(240,000)

Net change in cash	(1,708,997)	11,268,971	—	—	(1,708,997)	11,268,971

Cash and cash equivalents, beginning of period	8,019,152	69,429	—	—	8,019,152	69,429

Cash and cash equivalents, end of period	$6,310,155	$11,338,400	$—	$—	$6,310,155	$11,338,400

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	September 30, 2018
Service contract	$475,000	$475,000
Prepaid expenses	210,224	70,267
Loans to others	30,000	30,000
Total Prepaid expenses and other current assets	$715,224	$575,267

Note 6 - Digital Assets

Digital Assets held by the Company consist of Ether and Bitcoin and are included in current assets in the consolidated balance sheets. Due to the lack of authoritative GAAP guidance, the Company has determined its Digital Assets to be akin to intangible assets and are accounted in such manner. As intangible assets, Digital Assets are initially measured at cost. Since there is no limit on the useful life of the Company’s Ether and Bitcoin, they are classified as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its Ether and Bitcoin, and any increase in value will be recognized upon disposition. Ether and Bitcoin are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices, for Ether and Bitcoin, are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

When the Company evaluates its Ether and Bitcoin for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether and Bitcoin is considered a separate unit of account. The Company tracks the cost of each unit of Ether and Bitcoin when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. Realized gain (loss) on sale of Digital Assets is included in other income (expense) in the consolidated statements of operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

Changes in Digital Assets during the six months ended March 31, 2019 was as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2018	$93,413	$—	$93,413
Sale and impairment of digital assets	(92,021)	—	(92,021)
Balance at March 31, 2019	$1,392	$—	$1,392

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definitive-lived intangible assets:

	March 31, 2019
	Estimated Useful Life (Years)	Gross Amount (beginning of period)	Additions	Accumulated Amortization	Net Carrying Value (end of period)
Domain names	3	$86,540	$—	$(31,177)	$55,363
Capitalized software costs	3	—	267,401	—	267,401
Website	3	120,333	42,298	(56,413)	106,218
		$206,873	$309,699	$(87,590)	$428,982

	September 30, 2018
	Estimated Useful Life (Years)	Gross Amount (beginning of period)	Additions	Accumulated Amortization	Net Carrying Value (end of period)
Domain names	3	$1,350	$85,190	$(16,753)	$69,787
Website	3	—	120,333	(16,314)	104,019
		$1,350	$205,523	$(33,067)	$173,806

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $29,646 and $54,523 for the three and six months ended March 31, 2019, and $3,011 and $3,124 for the three and six months ended March 31, 2018, respectively.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	September 30, 2018
Other accrued liabilities	$194,459	$60,401
Accrued compensation	47,670	45,251
Customer deposits	36,315	—
Credit card payable	23,034	36,328
Accrued legal settlement (Note 13)	—	350,000
Legal and professional	—	669,917
Software and website development	—	28,480
Total accrued liabilities	$301,478	$1,190,377

Note 9 – Via Varejo Services Agreement and Convertible Notes

Services Agreement

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (the “Client”) and those stockholders of the Company that have signed the Call Option Agreement (defined below) as well as any stockholder of the Company who signs a joinder to the Services Agreement after September 11, 2018 (the “Stockholders”). Concurrently, the Client and the Company have entered into a convertible note purchase and call option agreement (the “Call Option Agreement”) The Client has the irrevocable option to acquire shares of the Company’s capital stock owned by certain stockholders and convert notes issued, in connection with the Call Option Agreement, into shares of the Company’s capital stock representing, in the aggregate, up to eighty percent (80%) of the Company’s common stock (the “Call Option”). The Company may issue up to $10,000,000 in convertible notes for cash dependent on the completion of designated phases outlined in the Services Agreement.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Client has engaged the Company to design and develop a mobile software module and application programming interface that will provide Client customers with access to certain mobile payment functionality, and that integrates the Airfox Wallet (“VV Wallet Services”). In conjunction with the Services Agreement, the Company will provide certain services, including hosting, maintenance and operation of the Airfox Wallet (the “VV Ongoing Services”). The VV Wallet Services are structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: Rollout.

The Client will make the following payments to the Company related to the VV Wallet Services:

•

$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018.

•

$2,500,000, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on February 14, 2019 and the Company issued a Convertible Note (defined below).

•

$3,500,000, to be paid upon completion of Phase 2, in exchange for a convertible note in the same amount to be issued by the Company.  This payment was received on June 10, 2019 and the Company issued a convertible note.

•

$4,000,000, to be paid upon completion, as defined, of Phase 3, in exchange for a convertible note in the same amount to be issued by the Company. This payment has not yet been received.

In consideration for the VV Ongoing Services rendered by the Company, the Client will pay the Company amounts monthly for the services outlined in the Services Agreement (the “Service Charges”).

The development of the VV Wallet Services is considered a bundled performance obligation that includes the development of the API and software as a service which is hosted on the Company’s servers. In addition to the software as a service performance obligation, the Company will provide support services for the software as a service. The Client is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs the services. Accordingly, the revenue from Service Charges will be recognized over time based on the number of transactions made by Client customers with the Airfox Wallet. As of the date of the financial statements no revenue has been received or recognized. Revenue will not be recognized until the Airfox Wallet is utilized by the Client customers.

The payment of $256,000 (“Upfront Payment”) will be recognized as revenue ratably over the remaining term of the Services Agreement upon the completion of the VV Wallet Services. The funding received in exchange for the convertible notes is not considered revenue but is a liability of the Company.

Six months after the Services Agreement Effective Date, the Client and the Company will re-evaluate and renegotiate in good faith any necessary adjustment to the Service Charges. If the Company and the Client cannot come to an agreement on new terms, then the then-current Service Charges shall remain in effect. As of March 31, 2019, there have been no changes to the Services Agreement.

All payments to the Company under the Services Agreement will be based in U.S. dollars except those in connection with the Service Charges, which will be in Brazilian Real.

Convertible Notes

On September 11, 2018 the Company entered into an agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued a convertible note totaling $2,500,000 on February 14, 2019 under these agreements. There were no Notes outstanding as of September 30, 2018. When issued, the Notes are subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or the Client for events detailed in the Notes Agreement.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Interest Rates

The outstanding principal amount of the Notes bear interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Notes are not paid when due, such overdue amount shall bear interest of 3.00%.

Call Option

The Call Option Period for the Notes is the period commencing on the Agreement Effective Date and ending upon the earlier to occur of (a) November 30, 2020 or (b) 30 days following the date on which the Airfox Wallet has been downloaded 12 million times in the aggregate by customers in Brazil for use with the VV Wallet Services (the "Call Option Period End Date"). The Call Option Period End Date may be extended to September 30, 2021 by certain events detailed in the Notes Agreement (collectively, the “Call Options Expiration Date”).

The Notes features both primary and secondary call rights in which, during the Call Option Period, at the option of the Client, the Notes may be converted into $10,000,000 and $6,000,000, respectively, of the Company’s Common Stock.

The Company analyzed the call options and determined they did not meet the definition of derivatives and therefore they will not be bifurcated from the host agreement.

Exercise of Call Rights

During the Call Option Period, the Client may choose to exercise certain call rights (the “Call Rights”). In such instance, the Client will notify the Company and specify that the exercise is with respect to one of the following alternatives:

a.

Majority Exercise - An aggregate amount of (i) Notes equal to $4,000,000 being converted into shares of the Company’s Common Stock (“Primary Shares”) and (ii) $6,000,000 of shares of the Company’s Common Stock being purchased directly from the Stockholders (“Secondary Shares”), provided, that, in the event that there are less than $4,000,000 in Notes outstanding ("Insufficient Notes") at the time the Client elects to exercise the Call Rights, the Company agrees to issue to the Client, at an established valuation of the Company, as defined in the Notes Agreement (the “Agreed Valuation”) and the Client agrees to purchase, such additional shares of the Company’s common stock in an amount such that when combined with, and after giving effect to, the conversion of the Insufficient Notes into Primary Shares and the purchase of $6,000,000 in Secondary Shares, The Client shall own at least a majority of the shares of Company Stock then issued and outstanding, on a fully diluted basis; or

b.

Eighty Percent Exercise - An aggregate amount of (i) Notes equal to $10,000,000 being converted into Primary Shares and (ii) $6,000,000 of Secondary Shares being purchased from the Stockholders, such that the Client shall own 80% of the Company Stock on a fully diluted basis, provided, that, in the event that, at the time the Client elects to exercise the Call Right, there are less than $6,000,000 of Secondary Shares available for purchase from the Stockholders, the Company agrees to issue to the Client, at the Agreed Valuation, and Client agrees to purchase, such additional shares of the Company’s common stock in an amount such that when combined with, and after giving effect to, the conversion of the Notes into Primary Shares and the purchase of the Secondary Shares available for purchase from the Stockholders, the Client shall own at least 80% of the shares of common stock then issued and outstanding, on a fully diluted basis.

Termination Rights

The Client shall have the right to terminate the Notes Agreement at its sole discretion upon written notice to the Company:

i.

At any time before the completion of Phase 1

ii.

In the event the Company is unable to complete deliverables for any phase of the Services Agreement.

iii.

After the commencement of Phase 3 provided Phase 3 funding has been paid to the Company

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 13)

v.

If the Call Option Period expires without being exercised

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Either party is entitled to terminate the Notes Agreement upon written notice to the other party, in the event of a material breach by the other party and the breaching party has failed to remedy such breach within the applicable cure period.

The Company has the right to terminate the Agreement in its sole discretion, upon written notice to the Client, commencing two years after the Call Option Expiration Date, in the event the Client does not exercise its Call Option.

Termination Events

The principal amount of the Notes shall be reduced by 50%, if the Client terminates the Services Agreement; 1) after the commencement of Phase 3, provided that the Phase 3 funding has been paid to the Company; 2) at any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 13); or 3) if the Call Option expires without being exercised.

Acceleration Termination Event

An Acceleration Termination Event is a termination of the Notes Agreement by the Client as a result of a material breach by the Company or a bankruptcy event by the Company. The Notes will become immediately due and payable as a result of an Acceleration Termination Event, or the occurrence of any of the following events:

1.

Failure to Pay. The Company fails to pay (a) any principal amount of any Note when due or (b) interest or any other amount when due and such failure continues for 10 days after written notice to the Company.

2.

Breach of Representations and Warranties. Any representation or warranty made by the Company or the Stockholders in the Notes Agreement that could affect the value, validity or enforceability of, the Notes is incorrect in any material respect on the date as of which such representation or warranty was made.

3.

Breach of Covenants. The Company or the Stockholders fail to observe or perform any material covenant, obligation or agreement contained in the Notes Agreement and such failure continues for 20 days after written notice to the Company.

4.

Cross-Defaults. The Company fails to pay when due any of its indebtedness (other than indebtedness arising under the Notes Agreement) or any interest or premium thereon when due and such failure continues after the applicable grace period, if any, specified in the Notes Agreement or instrument relating to such indebtedness and results in the acceleration of such indebtedness.

5.

Bankruptcy. The Company experiences or undergoes a bankruptcy event.

In the event of a technical material breach, as defined in the Notes Agreement, by the Company, the Notes become immediately due and payable and the Company shall pay liquidated damages in the amount of $500,000 to the Client.

In the event of a non-technical material breach by the Company, the Notes become immediately due and payable and the Company shall pay liquidated damages in the amount of $10,000,000 to the Client. In addition, the Company shall grant to the Client a market-priced, royalty-bearing, non-exclusive, non–sublicensable, non-transferable, revocable license to use and operate the Airfox Wallet for use with the VV Wallet Services a term of thirty years.

The Company determined that the criteria included in the Termination Events Rights, Termination Events, Cancellation Termination Event and Acceleration Termination Event, described above represent put options which are considered derivates as they are not considered clearly and closely related to the Notes. When a note is issued, the Company will evaluate the likelihood of these events occurring and estimate an associated value, if any, to be recorded as a derivative liability. No values were ascribed to the above noted features upon issuance of the convertible note on February 14, 2019, or as of March 31, 2019.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Non-Conversion Termination Event

After the occurrence of a Non-Conversion Termination Event, as defined in the Notes agreement as a termination of the Notes Agreement solely in the event of a winding-up, insolvency dissolution or bankruptcy of the Client, the Company shall have the right to prepay the Notes (in whole or in part) at any time or from time to time, without penalty or premium, by paying both principal and accrued interest.

On June 7, 2019, the Company entered into the First Amendment to the Convertible Note Purchase and Call Option Agreement and the related First Amendment to the Services Agreement (the “Amended Services Agreement”) with Via Varejo. The Company has agreed to reimburse Via Varejo for certain marketing and promotional expenses incurred by the Company in this partnership with Via Varejo (“Reimbursement Payment”) by issuing additional Notes to Via Varejo. These additional Notes will be in the amount equal to the amount of the corresponding Reimbursement Payment under (and as defined in) the Amended Services Agreement made on the day of issuance.

On June 10, 2019, the Company received $3,500,000 and issued a convertible promissory note for the same amount pursuant to the terms of the Services Agreement

Note 10 - Preferred Stock

Series One and One-A Preferred Stock Purchase Agreement

On July 15, 2016, the Company sold to accredited investors an aggregate of 2,652,072 shares of Series One and 1,046,147 of Series One-A Preferred Shares (collectively, “Preferred Stock”).

The Preferred Stock is convertible into the Company’s Common Stock on a 1 for 1 basis at the holders’ option. The Preferred Stock does not contain any redemption provisions. The Preferred Stock does not pay dividends and vote together with the common stock of the Company as a single class on all actions to be taken by the stockholders of the Company.

Note 11 - Stock Based Compensation

The Company established a 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under this plan.

The fair value of the Company’s common stock was estimated to be $0.29 and $0.65 at December 31, 2018 and December 31, 2017. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On March 29, 2019, the Board of Directors of AirFox approved the cancellation of 540,046 outstanding stock options held by current employees with an exercise price of $0.65 and the issuance of 540,046 new stock options to the same holders with an exercise price of $0.29. No other changes to the original stock option grant terms were made.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In accordance with ASC 718, cancelled equity award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the cancelled award. The total compensation cost measured at the date of a cancellation and replacement shall be the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement. The incremental compensation cost shall be measured as the fair value of the award immediately before and immediately after the modification. Incremental compensation cost of $30,656 was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified and will be recorded over the remaining requisite service period.

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2018	1,670,464	9.80	$0.35
Granted	897,135	9.54	$0.29
Forfeited	(102,243)	9.22	$0.65
Cancelled	(540,046)	9.25	$0.65
Outstanding at March 31, 2019	1,925,310	9.75	$0.40

Exercisable at March 31, 2019	829,713	8.48	0.25

At March 31, 2019, the total unrecognized compensation related to unvested stock option awards granted was $287,501, which the Company expects to recognize over a weighted average period of approximately 3.07 years. The expense for stock-based compensation awards relating to stock options was $21,995 and $4,204 for the three months ended March 31, 2019 and 2018, respectively. The expense for stock-based compensation awards relating to stock options was $45,613 and $8,429 for the six months ended March 31, 2019 and 2018, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in selling, general and administrative expenses.

Note 12 - Concentrations

Display Advertising Services Revenue

There were no significant customer sales or concentrations of revenues for the three months ended March 31, 2019. For the three months ended March 31, 2018 the Company had four significant customers that accounted for more than 10% of the Company’s total revenues. The Company’s sales to its top five customers accounted for approximately 97% of revenues during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, the Company had no foreign customers.

For the six months ended March 31, 2019 and 2018 the Company had two and three significant customers, respectively, that accounted for more than 10% of the Company’s total revenues. The Company’s sales to its top five customers accounted for approximately 100% and 99% of revenues during the six months ended March 31, 2019 and 2018, respectively. During the six months ended March 31, 2019 and 2018, the Company had no foreign customers.

Accounts Payable

As of March 31, 2019, and September 30, 2018 the Company had approximately 81% and 100%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had two and one of its customers, respectively, accounting for more than 10% each of the Company’s accounts payables balances.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 13 - Commitments and Contingencies

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

On November 16, 2018, the Company entered into a settlement agreement with the SEC (the “Settlement Agreement”) related to the determination by the SEC that AirTokens were “securities”.

Pursuant to the Settlement Agreement the Company agreed to, among other things, the following:

•

File a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Act of 1934 for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration

•

Distribute a refund claim form to any person or entity that purchased AirTokens in the ICO before and including October 5, 2017 to recover the consideration paid for the AirTokens, including interest, as described below

•

Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment

•

Pay a penalty of $250,000 to the SEC and $100,000 to the Commonwealth of Massachusetts.

•

Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing

As of December 31, 2018, the Company paid $350,000 related to the penalties to the SEC and Commonwealth of Massachusetts.

In conjunction with the Settlement Agreement with the SEC, parties who obtained AirTokens from the Company on or before October 5, 2017 (the “Potential AirToken Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. On June 28, 2019 the Company distributed, by electronic means, claim forms to the Potential AirToken Claimants (the “Rescission Offer”). The Potential AirToken Claimants must submit claims forms within three months of June 28, 2019 (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline. Any amounts to be refunded will be paid in cash.

The total amount of Digital Assets received from the Potential AirToken Claimants was approximately $15 million which, upon receipt, was initially recorded as a liability (AirToken obligation) in the accompanying Consolidated Balance Sheets. The total payments related to the Rescission Offer could exceed the AirToken Obligation reported in our consolidated balance sheets, however, a reasonable estimate of the possible loss or range of possible losses cannot be made at this time. The Company believes the maximum amount payable is the amount received in the 2017 ICO (approximately $15 million) plus interest.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until the Company can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In addition, if certain holders of AirTokens affirmatively reject or fail to accept the Rescission Offer, they may have a right of rescission under the Securities Act of 1933 (the “Securities Act”) after the expiration of the rescission offer. Consequently, should any offerees reject the Rescission Offer, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the AirTokens have been sold. It may also be possible that by not disclosing that the AirTokens were unregistered, and that they may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

Note 14 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of March 31, 2019 and September 30, 2018 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of some of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than state minimum taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Registration Statement on Form 10-12G/A for the year ended September 30, 2018, as filed with the United States Securities and Exchange Commission (“SEC”) on July 8, 2019, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future amendments to our Registration Statement on Form 10-12G/A, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

Beginning in February 2017, the Company began exploring consumer applications of its legacy prepaid mobile applications. The Company initiated a business plan to introduce a mobile application that would allow users to earn digital tokens, exchange them for free or discounted mobile data and, ultimately, other goods and services in South America as part of a new international business and ecosystem (the “AirToken Project”). The AirToken Project included the issuance of digital tokens (“AirTokens”). The AirToken is an ERC-20 token issued on the Ethereum blockchain.

The Company obtained Ether and Bitcoin (collectively referred therein as the “Digital Assets”) in August 2017 through early October 2017 from those interested in obtaining AirTokens. The Company raised approximately $15.4 million for the purpose of developing the AirToken Project.

The Company’s business is evolving to focus on providing unbanked and financially underserved individuals in emerging markets mobile access to financial services. The Company is developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The Company’s software technology platform is designed and built as a Software as Service (or SaaS) offering. The Company expects to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. The Company’s initial markets are the underbanked and unbanked markets in Brazil markets in Brazil.

The Company’s digital wallet application, branded as Airfox Wallet, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android, aims to eliminate the need for traditional financial institutions allowing the underbanked without access to bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

The alternative credit scoring and lending application is designed to be a blockchain-based, peer-to-peer lending application that will enable anyone from around the world to provide capital for a microloan to a diversified cohort of borrowers. The technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

Subsequent to the distribution of AirTokens to those parties who contributed towards the funding of the AirToken Project, no AirTokens were sold by the Company.

Effective January 1, 2017, the Company switched its fiscal year end from December 31 to September 30. Therefore, fiscal 2018 includes the twelve months from October 1, 2017 to September 30, 2018 (“Fiscal 2018”) while fiscal 2017 includes the nine months from January 1, 2017 to September 30, 2017 (“Fiscal 2017”). The Company currently operates in one segment.

The Company has experienced recurring losses and negative cash flows from operations. At March 31, 2019 and September 30, 2018, the Company had cash and cash equivalents of $6,310,155 and $8,019,152, a working capital deficit of $10,320,984 and $8,979,552, total stockholders’ deficit of $12,588,598 and $9,356,696 and an accumulated deficit of $14,276,982 and $11,001,067. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

On November 16, 2018, the Company entered into a settlement agreement with the SEC (the “SEC Settlement Agreement”). Initially with the Commonwealth of Massachusetts and ultimately pursuant to the SEC Settlement Agreement, the Company agreed to certain actions including, but not limited to a) payment of penalties, b) distributing a refund claim form to purchasers AirTokens in the ICO before and including October 5, 2017 to recover the consideration paid for the AirTokens, including interest, c) filing a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective and continue these filings until the Company is eligible to terminate its registration, and d) submiting to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 registration statement filing. See Liquidity and Capital Resources for further details.

The $350,000 related to the penalties to the SEC and Commonwealth of Massachusetts were paid prior to December 31, 2018. In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company may receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $6,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019 and $3,500,000 on June 10, 2019 under these agreements. The Company expects to obtain the remaining $4,000,000 (and issue a convertible note to Via Varejo) during the Company’s fiscal year ending September 30, 2019 pursuant to the terms of the Services Agreement. See Note 9 – Via Varejo Services Agreement and Convertible Notes in the notes to the condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations for the three and six months ended March 31, 2019 and 2018 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$—	$11,572	$(11,572)	-100%
Selling, general and administrative	2,352,016	1,367,150	984,866	72%
Operating expenses	2,352,016	1,456,734	895,282	61%
Loss from operations	(2,352,016)	(1,445,162)	(906,854)	63%
Other income, net	187,040	104,251	82,789	79%
Income tax benefit	999	—	999	100%
Net loss	$(2,163,977)	$(1,340,911)	$(823,066)	61%

Revenue

Revenue for Display Advertising Services for the three months ended March 31, 2019 was $0, which represented a decrease of $11,572 or 100%, compared to revenue of $11,572 for the three months ended March 31, 2018. The decrease primarily resulted from a decrease in display advertising transactions due to the revised focus of the Company on developing the AirToken Project.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 was $2,352,016 representing an increase of $984,866, or a 72% increase, as compared to $1,367,150 for the three months ended March 31, 2018. The primary components of the increase include: consulting services increased by $416,090, salaries and wage related expenses increased by $303,995 due primarily to an increase in full time employees as the Company expanded its research and development activities, marketing and administrative activities, general and administrative expenses increased by $274,753 due to the overall increase of our operating activities, and legal fees increased by $93,920 due to ongoing discussions and responses to the SEC comment letters received, which were offset by a decrease in software development costs of $167,471.

Digital Asset impairment charge

Digital Asset impairment charges of $0 for the three months ended March 31, 2019 and $89,584 for the three months ended March 31, 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for the three months ended March 31, 2019 and 2018 was $187,040 and $104,251, respectively. The $82,789 increase in other income, net was primarily attributable to an increase in interest income of $9,842, and an increase in the realized loss on sale of Digital Assets of $72,947. The increase in the realized loss was due to the fact that the Company did not incur a loss related to the sale of Digital Assets during the three months ended March 31, 2019. For the three months ended March 31, 2019 and 2018, the Company recognized $175,716 of the gain on AirTokens issued to vendors as compensation for services, which did not contribute to the increase in other income, net.

Income tax benefit

Income tax benefit for the three months ended March 31, 2019 and 2018 was $999 and $0.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$247	$18,618	$(18,371)	-99%
Selling, general and administrative	3,553,671	5,073,760	(1,520,089)	-30%
Operating expenses	3,554,750	5,163,344	(1,608,594)	-31%
Loss from operations	(3,554,503)	(5,144,726)	1,590,223	-31%
Other income, net	281,968	431,114	(149,146)	-35%
Income tax expense	(628)	—	(628)	-100%
Net loss	$(3,273,163)	$(4,713,612)	$1,440,449	-31%

Revenue

Revenue for Display Advertising Services for the six months ended March 31, 2019 was $247, which represented a decrease of $18,371 or 99%, compared to revenue of $18,618 for the six months ended March 31, 2018. The decrease primarily resulted from a decrease in display advertising transactions due to the revised focus of the Company on developing the AirToken Project.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2019 was $3,553,671 representing a decrease of $1,520,089, or a 27% decrease, as compared to $5,073,760 for the six months ended March 31, 2018. The primary components of this decrease relate to the $1,757,170 expenses incurred in the six months ended March 31, 2018, related to the issuance of AirTokens as compensation for services provided in connection with obtaining the Digital Assets. This decrease is offset by an increase in salaries and wage related expenses of $302,696 due primarily to an increase in full time employees as the Company expanded its product development, marketing and administrative activities, and an increase in legal fees of $151,264.

Digital Asset impairment charge

Digital Asset impairment charges of $1,079 for the six months ended March 31, 2019 and $89,584 for the six months ended March 31, 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for the six months ended March 31, 2019 and 2018 was $281,968 and $431,114, respectively. The $149,146 decrease in other income, net was primarily attributable to the realized loss on sale of Digital Assets of $90,940 (compared to a gain of $77,552 in 2018) and an increase in interest income of $19,346. For the six months ended March 31, 2019 and 2018, the Company recognized $351,432 of the gain on AirTokens issued to vendors as compensation for services, which did not contribute to the decrease in other income, net.

Income Tax Expense

Income tax expense for the six months ended March 31, 2019 and 2018 was $628 and $0.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $1.3 million, or -14.9%, to $10.3 million as of March 31, 2019 from $8.9 million as of September 30, 2018. The decrease in working capital is related to a decrease in cash and cash equivalents, accounts receivable and unbilled work in progress along with an increase in unearned revenue and accounts payable and accrued liabilities, including the recording of an additional current liability related to Topic 842, offset by an increase in notes payable offset by an increase in prepaid and other current assets.

We have historically experienced recurring losses and negative cash flows from operations. At March 31, 2019, we had a working capital deficit of $10,320,984 which included cash and cash equivalents of $6,310,155. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	March 31, 2019	September 30, 2018 (as restated)	Change (as restated)
Current assets	$7,031,446	$8,946,207	$(1,914,761)
Current liabilities	17,352,430	17,925,759	(573,329)
Working capital deficit	$(10,320,984)	$(8,979,552)	$(1,341,432)

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At March 31, 2019, our principal source of liquidity was $6.3 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Six Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(3,902,298)	$(2,562,851)
Net cash (used in) provided by investing activities	$(309,699)	$14,071,822
Net cash provided by (used in) financing activities	$2,503,000	$(240,000)

Net cash used in operating activities for the six months ended March 31, 2019 was $3,902,298. Cash was consumed from continuing operations by the loss of $3,273,163, non-cash items consisting of an impairment charge of our Digital Assets of $1,079, amortization totaling $54,523, stock-based compensation totaling $45,613, $90,940 of realized loss on the sale of Digital Assets and $351,432 of a deferred gain on the issuance of AirTokens. Changes in working capital accounts had a negative impact of $469,858 on cash.

Net cash used in operating activities was $2,562,851 for the six months ended March 31, 2018. Cash was consumed from continuing operations by loss of $4,713,612 less non-cash items consisting principally of an impairment charge of our Digital Assets of $89,584, amortization of $3,124, stock-based compensation totaling $8,249, a realized loss on our digital asset transactions of $80,589 and compensation for services with the issuance of Digital Assets and AirTokens of $2,627,132 net of recognizing $351,432 of a deferred gain on the issuance of AirTokens. Changes in working capital accounts had a negative impact of $306,484 on cash.

Net cash used in investing activities during the six months ended March 31, 2019 was $309,699 consisting of the acquisition of intangible assets including $309,699 capitalized software costs relating to the Via Varejo Services Agreement. Net cash provided by investing activities during the six months ended March 31, 2018 was $14,071,822 which is comprised of proceeds from the disposal of Digital Assets of $14,049,101, proceeds received of $113,979 towards development of the AirToken Project and the purchase of intangible assets of $91,258. We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in 2019 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Net cash provided by financing activities related primarily to $2,500,000 in proceeds from convertible notes and proceeds from the exercise of options for the six months ended March 31, 2019. Net cash used in financing activities related to a simple agreement for future equity agreements in the amount of $240,000 for the six months ended March 31, 2018.

On November 16, 2018, the Company entered into the SEC Settlement Agreement with the SEC related to the determination by the SEC that AirTokens were securities. In conjunction with the SEC Settlement Agreement, parties who obtained AirTokens from the Company on or before October 5, 2017 (the “Potential AirToken Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon (the “Rescission Offer”). The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential AirToken Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner; however, in May 2019, the SEC granted the Company an extension to distribute the claims forms to June 28, 2019. The Company distributed the claims forms on June 28, 2019. The Potential AirToken Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline. Any amounts to be refunded will be paid in cash.

The total amount received in the 2017 ICO from the Potential AirToken Claimants was approximately $15.4 million which, upon receipt, was initially recorded as a liability (AirToken obligation) in the accompanying Consolidated Balance Sheets. The total payments related to Rescission Offer could exceed the AirToken obligation reported in our consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that the maximum amount payable is the amount received in the 2017 ICO (approximately $15.4 million) plus interest.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

In the event the Company is unable to raise additional debt or equity financing, we may:

1.

have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. Your priority, as an AirToken holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors, including Via Varejo; or

2.

file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to you, as an AirToken holder seeking a refund claim. Your priority, as an AirToken holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors, including Via Varejo. The Chapter 11 reorganization plan will describe your rights as an AirToken investor and what you can expect to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets in a bankruptcy context, we believe AirTokens should not be viewed as analogous to more traditional securities (i.e. capital stock, debt securities, warrants, etc.) as the AirTokens currently lack the traditional features of such securities. For example, the AirTokens do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, AirToken holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by Airfox.

In addition, if certain holders of AirTokens affirmatively reject or fail to accept the rescission offer, they may have a right of rescission under the Securities Act after the expiration of the rescission offer. Consequently, should any offerees reject the rescission offer, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the AirTokens have been sold. It may also be possible that by not disclosing that the AirTokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board include ineffective controls over period end financial disclosure and reporting processes.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, the following measures:

•

We retained full-time controller with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

•

We continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued to investors

Date	Security
February 2019	1% Convertible Promissory Note for an aggregate amount of $2,500,000.

We relied on Regulation S of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

Securities issued for services

Date	Security
March 2019	Stock Options – rights to buy 357,089 shares of common stock at an exercise price of $0.29 per share.

We relied on Section 701 of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Discontinuation of Airfox Wireless Business

During January/February 2019, the Company discontinued all aspects of the Airfox Wireless business line so that it could focus on the development and deployment of the Airfox Wallet and the Company’s peer-to-peer lending application.

Appointment of Douglas Lopes - Chief Financial Officer

On February 1, 2019, the Company’s Board of Directors elected Douglas Lopes as Chief Financial Officer of the Company pursuant to an offer of employment dated January 31, 2019 and accepted by Mr. Lopes February 1, 2019. Mr. Lopes will receive as compensation, among other things, (i) a base salary of $185,000 per year plus $15,000 signing bonus; (ii) an opportunity to receive an annual discretionary cash and equity bonus; and (iii) an option to purchase up 73,506 shares of common stock. The options vest over four years with 25% of the options vesting after 12 months with the remaining options vesting monthly in approximately equal amounts over the next 36 months. The description of Mr. Lopes’ employee agreement is not complete and is qualified in its entirety by reference to his employee agreement attached hereto as Exhibit 10.9, which is incorporated by reference herein.

Douglas Lopes, age 43, has served as our Chief Financial Officer since February 1, 2019. From January 2014 to January 2019, he served as Chief Financial Officer and IR Director at Biomm SA, a startup, public-listed, biotechnology company in Brazil. From 2012 to 2013, he was Chief Operating Officer and Marketing Director at Grupo IBMEC Educacional SA, a higher educational institution that provides business management, finance, economics, law and engineering courses that had more than 14,000 students at the time. From 2007 to 2011, Mr. Lopes served as Senior Manager at Monitor Group, a strategic management consulting firm, having served companies in Brazil and in the US during this period. Mr. Lopes received a B.S. in Mechanical Engineering from the University of Sao Paulo (POLI), a Graduate Degree in Business Administration from Fundação Getulio Vargas, and an MBA degree from MIT Sloan School of Management.

Issuance of Convertible Promissory Note

On September 11, 2018 the Company entered into a note agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to Via Varejo S.A. (“Via Varejo”).  The Notes Agreement contains customary representations, warranties and covenants of the Company and Via Varejo, as more fully described below. On September 11, 2018 the Company also entered into a services agreement, as amended on June 7, 2019 (the “Services Agreement”) with Via Varejo whereby, among other things, Company was provided with an exclusive agreement with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. The Company’s Airfox Wallet enables customers to make their payments digitally rather than traveling to a store, negotiating paperwork, and paying in cash. In conjunction with the Services Agreement, the Company will provide certain services, including hosting, maintenance and operation of the Airfox Wallet to integrate with Via Varejo’s existing systems. The Services Agreement is structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: Rollout. On  February 14, 2019,  $2,500,000 was paid to the Company by Via Varejo as a result of the completion of Phase 1, in exchange for a Note in the same amount to be issued by the Company.

The Note is unsecured and is subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or Via Varejo for events detailed in the Notes Agreement. The outstanding principal amount of the Note bears interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Note is not paid when due, such overdue amount shall bear interest of 3%. The Note features both primary and secondary call rights in which, during the call option period, at the option of Via Varejo, the Note may be converted into the Company’s Common Stock. The parties have the right to terminate the Notes Agreement upon the occurrence of certain events.

Please see Note 9 – Via Varejo Services Agreement and Convertible Notes to the Notes To Condensed Consolidated Financial Statements. The foregoing description of the Note, the Notes Agreement and the Services Agreement, and any amendments thereto are not intended to be complete and are qualified in their entirety by the full text of the foregoing documents, the forms of which are attached hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

(a)

Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	4.2
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Douglas Lopes Employee Agreement dated January 29, 2019	10	3/15/19	10.17
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed
101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarrierEQ, Inc.

Date: August 20, 2019	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Officer (Principal Financial and Accounting Officer)