Form 10-Q
period 2019-06-30
CarrierEQ, Inc. /DE
filed 2019-09-25
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of September 25, 2019 was 6,813,928

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	September 30, 2018 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,439,383	$8,019,152
Accounts receivable, net	2,375	258,375
Prepaid expenses and other current assets	715,944	575,267
Digital assets	1,392	93,413
Total current assets	6,159,094	8,946,207

Non-current assets:
Intangibles, net	926,357	173,806
Security deposits	1,543,363	40,392
Total non-current assets	2,469,720	214,198
Total assets	$8,628,814	$9,160,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$474,836	$374,241
Accrued liabilities	835, 838	1,190,377
Deferred revenue	253,799	256,000
AirToken obligation	15,402,277	15,402,277
Deferred gain on issuance of AirTokens for services	527,151	702,864
Total current liabilities	17,493,901	17,925,759

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible notes payable	6,000,000	—
Deferred gain on issuance of AirTokens for services	—	351,443
Total liabilities	23,733,800	18,517,101

Commitments and contingencies (Note 12)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of June 30, 2019 and September 30, 2018	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of June 30, 2019 and September 30, 2018	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of June 30, 2019; 7,660,488 shares issued and 6,745,595 shares outstanding as of September 30, 2018	78	76
Treasury stock, at cost, 914,893 shares as of June 30, 2019 and September 30, 2018	(240,005)	(240,005)
Additional paid-in capital	1,984,853	1,884,566
Accumulated deficit	(16,855,054)	(11,001,067)
Accumulated other comprehensive loss	5,186	(302)
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(15,104,904)	(9,356,694)
Non-controlling interest in subsidiary	(82)	(2)
Total stockholders' deficit	(15,104,986)	(9,356,696)
Total liabilities and stockholders' deficit	$8,628,814	$9,160,405

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, (unaudited)		Nine Months Ended June 30, (unaudited)
	2019	2018	2019	2018

Revenue	$1,393	$9,640	$1,641	$28,257

Operating expenses:
Selling, general and administrative	2,761,818	902,744	6,318,270	5,976,506
Impairment of digital assets	—	10,694	1,079	100,278
Total operating expenses	2,761,818	913,438	6,319,349	6,076,784

Loss from operations	(2,760,425)	(903,798)	(6,317,708)	(6,048,527)

Other income:
Realized loss on sale of digital assets	—	(133,094)	(90,940)	(55,542)
Gain on AirToken issuance for services	175,717	175,717	527,152	527,152
Interest income, net	6,895	6,513	28,371	8,643
Other income, net	182,612	49,136	464,583	480,253

Loss before income taxes	(2,577,813)	(854,662)	(5,853,125)	(5,568,274)

Provision for income taxes	(314)	—	(942)	—

Net loss	(2,578,127)	(854,662)	(5,854,067)	(5,568,274)
Net loss attributable to non-controlling interest	55	—	80	—
Net loss attributable to CarrierEQ, Inc.	(2,578,072)	(854,662)	(5,853,987)	(5,568,274)
Other comprehensive loss
Foreign currency translation adjustment	10,063	—	5,488	—
Total comprehensive loss	$(2,568,009)	$(854,662)	$(5,848,499)	$(5,568,274)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit
Balance at September 30, 2018 (audited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	3,000
Stock based compensation	—	—	—	—	—	—	—	—	23,618	—	—	—	23,618
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,111,958)	(1,111,958)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,763	—	—	9,763
Balance at December 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,911,183	$9,461	$(7)	$(12,113,025)	$(10,432,278)
Stock based compensation	—	—	—	—	—	—	—	—	21,995	—	—	—	21,995
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,163,957)	(2,163,957)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(14,338)	—	—	(14,338)
Balance at March 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,933,178	$(4,877)	$(27)	$(14,276,982)	$(12,588,598)
Stock based compensation	—	—	—	—	—	—	—	—	28,925	—	—	—	28,925
Common stock issued in exchange for services					35,000	1			22,750				22,751
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,578,072)	(2,578,072)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	10,063	—	—	10,063
Balance at June 30, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$1,984,853	$5,186	$(82)	$(16,855,054)	$(15,104,986)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit
Balance at September 30, 2017 (audited)	2,652,072	$27	1,046,147	$11	7,160,488	$76	500,000	$(5)	$1,842,003	$—	$—	$(2,654,755)	$(812,643)
Stock based compensation	—	—	—	—	—	—	—	—	4,225	—	—	—	4,225
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,372,701)	(3,372,701)
Balance at December 31, 2017 (unaudited)	2,652,072	$27	1,046,147	$11	7,160,488	$76	500,000	$(5)	$1,846,228	$—	$—	$(6,027,456)	$(4,181,119)
Purchase of treasury stock	—	—	—	—	(414,893)	—	414,893	(240,000)	4	—	—	—	(239,996)
Stock based compensation	—	—	—	—	—	—	—	—	4,204	—	—	—	4,204
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,340,911)	(1,340,911)
Balance at March 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,850,436	$—	$—	$(7,368,367)	$(5,757,822)
Stock based compensation	—	—	—	—	—	—	—	—	6,080	—	—	—	6,080
Net loss	—	—	—	—	—	—	—	—	—	—	—	(854,662)	(854,662)
Balance at June 30, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,856,516	$—	$—	$(8,223,029)	$(6,606,404)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,854,067)	$(5,568,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	86,090	12,071
Stock based compensation	74,538	14,509
Common stock issued in exchange for services	22,751	—
Impairment of digital assets	1,079	100,278
Realized loss on sale of digital assets	90,940	55,542
Issuance of digital assets and AirTokens for services	—	2,627,132
Gain on issuance of AirTokens for services	(527,152)	(527,152)
Changes in Assets and Liabilities:
Accounts receivable	256,000	(10,547)
Prepaid expenses and other current and long-term assets	(1,643,648)	(82,564)
Accounts payable	100,595	291,901
Accrued liabilities and other current liabilities	(351,254)	(710,358)
Net cash used in operating activities	(7,744,128)	(3,797,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of digital assets	—	14,116,255
Proceeds received and establishment of AirToken Obligation	—	113,979
Acquisition of intangible assets	(838,641)	(149,533)
Net cash (used in) provided by investing activities	(838,641)	14,080,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(240,000)
Proceeds from convertible notes	6,000,000
Proceeds from exercise of options	3,000	—
Net cash provided by (used in) financing activities	6,003,000	(240,000)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net change in cash	(2,579,769)	10,043,239

Cash and cash equivalents, beginning of period	8,019,152	69,429

Cash and cash equivalents, end of period	$5,439,383	$10,112,668

Supplemental disclosure of non-cash transactions:
Receipt of digital currencies and establishment of AirToken Obligation	$—	$4,936,298
Issuance of SAFE in satisfaction of accounts payable	$—	$189,899

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

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At June 30, 2019 the Company had cash and cash equivalents of $5,439,383, a working capital deficit of $(11,334,807), total stockholders' deficit of $(15,104,986) and an accumulated deficit of $(16,855,054). Further, the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines or penalties (see Note 12).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 8) whereby the Company may receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $6,256,000 in cash and issued convertible notes totaling $6,000,000 as of June 10, 2019. The Company received the remaining $4,000,000 in cash and issued a convertible note for the same amount on September 6, 2019. (See Note 8)

•

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

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

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements, however, the Company adopts accounting standards based on the effective dates for public entities.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of AirFox and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

Foreign Currency

The Company has operations in Brazil where the local currency is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $1,641 and $28,257 for the nine months ended June 30, 2019 and 2018, and $1,393 and $9,640 for the three months ended June 30, 2019 and 2018. The Company engaged in a business line known as AirFox Wireless. Pursuant to the AirFox Wireless model, the Company partnered with U.S. mobile telecommunications companies to display advertisements on the lock screens of mobile devices and paid our partners a share of the ad revenue generated. The Company recognized such revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognized only the fee for providing its services as it had no latitude in establishing prices with third party advertisers.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In January 2019, the Company decided to no longer pursue the display advertising services as a core part of the business plan as the revenue did not represent a significant portion of the Company operations. The Company expects to receive minimal residual income from existing arrangements related to the display advertising services. Additionally, the Company discontinued the AirFox Wireless business line earlier in 2019 so that it can focus on the development of other products.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 12), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. Due to the inability to reasonably estimate the amount of potential refunds, the Company has recorded  all of the proceeds  as deferred revenue and will recognize the revenue beginning in the period that it is able to reasonably estimate the amount that will be refunded under the terms of the Rescission Offer (as defined and described further in Note 12).

The remaining proceeds will be recognized over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning at the time a reasonable estimate of the Rescission Offer can be made until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is April 2020.

For the nine months ended June 30, 2019 and 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were $801 thousand and $315 thousand, respectively.

For the three months ended June 30, 2019 and 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $245 thousand and $23 thousand, respectively.

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

Security Deposits

As of June 30, 2019, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 8) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. Upon Mastercard issuing the minimum number of cards to users, the $1.5 million security deposit will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and AirToken Obligation (as defined and described further in Note 12) approximate their stated amounts because of the short maturity of these financial instruments. The Company believes the carrying amount of their simple agreement for future equity approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	September 30, 2018
Service contract	$475,000	$475,000
Prepaid expenses	210,944	70,267
Loans to others	30,000	30,000
Total Prepaid expenses and other current assets	$715,944	$575,267

Note 5 - Digital Assets

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

Changes in Digital Assets during the nine months ended June 30, 2019 was as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2018	$93,413	$—	$93,413
Sale and impairment of digital assets	(92,021)	—	(92,021)
Balance at June 30, 2019	$1,392	$—	$1,392

Note 6 - Intangible Assets, Net

The following table summarizes the Company’s definitive-lived intangible assets:

	June 30, 2019
	Estimated Useful Life (Years)	Gross Amount (beginning of period)	Additions	Accumulated Amortization	Net Carrying Value (end of period)
Domain names	3	$86,540	$53,472	$(39,874)	$100,138
Capitalized software costs	3	—	651,851	—	651,851
Website	3	120,333	133,318	(79,283)	174,368
		$206,873	$838,641	$(119,157)	$926,357

	September 30, 2018
	Estimated Useful Life (Years)	Gross Amount (beginning of period)	Additions	Accumulated Amortization	Net Carrying Value (end of period)
Domain names	3	$1,350	$85,190	$(16,753)	$69,787
Website	3	—	120,333	(16,314)	104,019
		$1,350	$205,523	$(33,067)	$173,806

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $31,567 and $86,090 for the three and nine months ended June 30, 2019, and $8,947 and $12,071 for the three and nine months ended June 30, 2018, respectively.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 - Accrued liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	September 30, 2018
Other accrued liabilities	$550,715	$60,401
Credit card payable	104,649	36,328
Customer deposits	70,262	—
Accrued compensation	65,282	45,251
Tax and licenses	44,930	—
Accrued legal settlement (Note 12)	—	350,000
Legal and professional	—	669,917
Software and website development	—	28,480
Total accrued liabilities	$835,838	$1,190,377

Note 8 – Via Varejo Services Agreement and Convertible Notes

Services Agreement

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (the “Client”) and those stockholders of the Company that have signed the Call Option Agreement (defined below) as well as any stockholder of the Company who signs a joinder to the Services Agreement after September 11, 2018 (the “Stockholders”). Concurrently, the Client and the Company have entered into a convertible note purchase and call option agreement (the “Call Option Agreement”). The Client has the irrevocable option to acquire shares of the Company’s capital stock owned by certain stockholders and convert notes issued, in connection with the Call Option Agreement, into shares of the Company’s capital stock representing, in the aggregate, up to eighty percent (80%) of the Company’s common stock (the “Call Option”). The Company may issue up to $10,000,000 in convertible notes for cash dependent on the completion of designated phases outlined in the Services Agreement.

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

•

$4,000,000, to be paid upon completion, as defined, of Phase 3, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on September 6, 2019 and the Company issued a convertible note.

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

Convertible Notes

On September 11, 2018 the Company entered into an agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued convertible notes totaling $2,500,000 and $3,500,000 on February 14, 2019 and June 10, 2019, respectively, under these agreements. There were no Notes outstanding as of September 30, 2018. When issued, the Notes are subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or the Client for events detailed in the Notes Agreement.

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

In the event of a non-technical material breach by the Company, the Notes become immediately due and payable and the Company shall pay liquidated damages in the amount of $10,000,000 to the Client. In addition, the Company shall grant to the Client a market-priced, royalty-bearing, non-exclusive, non–sublicensable, non-transferable, revocable license to use and operate the Airfox Wallet for use with the VV Wallet Services for a term of thirty years.

The Company determined that the criteria included in the Termination Events Rights, Termination Events, Cancellation Termination Event and Acceleration Termination Event, described above represent put options which are considered derivates as they are not considered clearly and closely related to the Notes. When a note is issued, the Company will evaluate the likelihood of these events occurring and estimate an associated value, if any, to be recorded as a derivative liability. No values were ascribed to the above noted features upon issuance of the convertible note on February 14, 2019, or as of June 30, 2019.

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

Note 9 - Preferred Stock

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

Note 10 - Stock Based Compensation

The Company established a 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under this plan.

The fair value of the Company’s common stock was estimated to be $0.29 at June 30, 2019. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

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

On June 10, 2019, the Board of Directors of AirFox approved the cancellation of 35,000 outstanding stock options held by a third-party vendor. Separately on June 10, 2019 the Company issued 35,000 shares of common stock, with a fair value of approximately $23,000 to a vendor in exchange for services provided. Approximately $2,100 of unrecognized compensation cost related to the stock options was recognized, and approximately $23,000 was expensed in selling, general and administrative expenses related to the common stock issued in exchange for services provided.

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2018	1,670,464	9.80	$0.35
Granted	902,135	9.29	$0.29
Forfeited	(102,243)	8.97	$0.65
Cancelled	(575,046)	9.02	$0.65
Outstanding at June 30, 2019	1,895,310	9.81	$0.40

Exercisable at June 30, 2019	935,766	8.10	0.22

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

At June 30, 2019, the total unrecognized compensation related to unvested stock option awards granted was $259,447, which the Company expects to recognize over a weighted average period of approximately 3.07 years. The expense for stock-based compensation awards was $28,925 and $6,080 for the three months ended June 30, 2019 and 2018, respectively. The expense for stock-based compensation awards was $74,538 and $14,509 for the nine months ended June 30, 2019 and 2018, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in selling, general and administrative expenses.

Note 11 - Concentrations

Display Advertising Services Revenue

For the three months ended June 30, 2019 and 2018 the Company had one and three significant customers, respectively, that accounted for more than 10% of the Company’s total revenues. The Company’s sales to its top five customers accounted for approximately 100% of revenues during the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019 and 2018, the Company had no foreign customers.

For the nine months ended June 30, 2019 and 2018 the Company had two and three significant customers, respectively, that accounted for more than 10% of the Company’s total revenues. The Company’s sales to its top five customers accounted for approximately 100% and 99% of revenues during the nine months ended June 30, 2019 and 2018, respectively. During the nine months ended June 30, 2019 and 2018, the Company had no foreign customers.

Accounts Payable

As of June 30, 2019, and September 30, 2018 the Company had approximately 99% and 100%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had one of its customers accounting for more than 10% each of the Company’s accounts payables balances.

Note 12 - Commitments and Contingencies

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

Pursuant to the Settlement Agreement the Company agreed to, among other things, the following:

•

File a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Exchange Act of 1934 for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration

•

Distribute a refund claim form to any person or entity that purchased AirTokens in the ICO before and including October 5, 2017 to recover the consideration paid for the AirTokens, including interest, as described below

•

Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment

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

The total amount of Digital Assets received from the Potential AirToken Claimants was approximately $15 million which, upon receipt, was initially recorded as a liability (AirToken Obligation) in the accompanying Consolidated Balance Sheets. The total payments related to the Rescission Offer could exceed the AirToken Obligation reported in our consolidated balance sheets, however, a reasonable estimate of the possible loss or range of possible losses cannot be made at this time as the Company continues to evaluate the claims, and have not yet completed the assessment as to the validity of the claims received to date. The Company believes the maximum amount payable is the amount received in the 2017 ICO (approximately $15 million) plus interest.

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

Note 13 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of June 30, 2019 and September 30, 2018 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of some of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than state minimum taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Registration Statement on Form 10-12G/A for the year ended September 30, 2018, as filed with the United States Securities and Exchange Commission (“SEC”) on August 21, 2019, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future amendments to our Registration Statement on Form 10-12G/A, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The Company’s business is evolving to focus on providing unbanked and financially underserved individuals in emerging markets mobile access to financial services. The Company is developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The Company’s software technology platform is designed and built as a Software as Service (or SaaS) offering. The Company expects to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. The Company’s initial markets are the underbanked and unbanked markets in Brazil.

The Company’s digital wallet application, branded as Airfox Wallet, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android, aims to eliminate the need for traditional financial institutions allowing the underbanked and unbanked without access to bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

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

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2019 and September 30, 2018, the Company had cash and cash equivalents of $5,439,383 and $8,019,152, a working capital deficit of $11,334,807 and $8,979,552, total stockholders’ deficit of $15,104,986 and $9,356,696 and an accumulated deficit of $16,885,054 and $11,001,067. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

On November 16, 2018, the Company entered into a settlement agreement with the SEC (the “SEC Settlement Agreement”). Initially with the Commonwealth of Massachusetts and ultimately pursuant to the SEC Settlement Agreement, the Company agreed to certain actions including, but not limited to a) payment of penalties, b) distributing a refund claim form to purchasers AirTokens in the ICO before and including October 5, 2017 to recover the consideration paid for the AirTokens, including interest, c) filing a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective and continue these filings until the Company is eligible to terminate its registration, and d) submitting to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 registration statement filing. See Liquidity and Capital Resources for further details.

The $350,000 related to the penalties to the SEC and Commonwealth of Massachusetts were paid prior to December 31, 2018. In September 2018, the Company entered into the Services Agreement (the “Services Agreement”) and related convertible notes agreement (“Notes Agreement”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) whereby the Company may receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $6,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019 and $3,500,000 on June 10, 2019 under these agreements. The Company received the remaining $4,000,000 in cash and issued a convertible note to Via Varejo on September 6, 2019. See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations for the three and nine months ended June 30, 2019 and 2018 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$1,393	$9,640	$(8,247)	-86%
Selling, general and administrative	2,761,818	902,744	1,859,074	206%
Operating expenses	2,761,818	913,438	1,848,380	202%
Loss from operations	(2,760,425)	(903,798)	(1,856,627)	205%
Other income, net	182,612	49,136	133,476	272%
Income tax expense	(314)	—	(314)	100%
Net loss	$(2,578,127)	$(854,662)	$(1,723,465)	202%

Revenue

Revenue for Display Advertising Services for the three months ended June 30, 2019 was $1,393, which represented a decrease of $8,247 or 86%, compared to revenue of $9,640 for the three months ended June 30, 2018. The decrease primarily resulted from a decrease in display advertising transactions due to the revised focus of the Company on developing the AirToken Project.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 was $2,761,818 representing an increase of $1,859,074 or a 206% increase, as compared to $902,744 the three months ended June 30, 2018. The primary components of the increase include: consulting services increased by $147,981, salaries and wage related expenses increased by $160,025 due primarily to an increase in full time employees, and $101,687 increase in marketing and administrative activities. General and administrative expenses increased by $1,071,857 due to the overall increase of our operating activities, legal fees increased by $261,067 due to ongoing discussions and responses to the SEC comment letters received, and advertising expenses increased by $71,000 due to increased activity in Brazil and the increased spend related to marketing efforts.

Digital Asset impairment charge

Digital Asset impairment charges of $0 for the three months ended June 30, 2019 and $10,694 for the three months ended June 30, 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for the three months ended June 30, 2019 and 2018 was $182,612 and $49,136, respectively. The $133,476 increase in other income, net was primarily attributable to a decrease in the realized loss on the sale of Digital Assets of $133,094. The decrease in the realized loss was due to the fact that the Company did not incur a loss related to the sale of Digital Assets during the three months ended June 30, 2019. For the three months ended June 30, 2019 and 2018, the Company recognized $175,717 of the gain on AirTokens issued to vendors as compensation for services, which did not contribute to the increase in other income, net.

Income tax benefit

Income tax expense for the three months ended June 30, 2019 and 2018 was $314 and $0, respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$1,641	$28,257	$(26,616)	-94%
Selling, general and administrative	6,318,270	5,976,506	341,764	6%
Operating expenses	6,319,349	6,076,784	242,565	4%
Loss from operations	(6,317,708)	(6,048,527)	(269,181)	4%
Other income, net	464,583	480,253	(15,670)	-3%
Income tax expense	(942)	—	(942)	100%
Net loss	$(5,854,067)	$(5,568,274)	$(285,793)	5%

Revenue

Revenue for Display Advertising Services for the nine months ended June 30, 2019 was $1,641, which represented a decrease of $26,616 or 94%, compared to revenue of $28,257 for the nine months ended June 30, 2018. The decrease primarily resulted from a decrease in display advertising transactions due to the revised focus of the Company on developing the AirToken Project.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2019 was $6,318,270 representing an increase of $341,764, or a 6% increase, as compared to $5,976,506 for the nine months ended June 30, 2018. The primary components of the increase include: marketing and administrative activities, general and administrative expenses increased by $1,111,771 due to the overall increase of our operating activities, salaries and wage related expenses increased by $462,719 due primarily to an increase in full time employees as the Company expanded its product development, legal fees increased by $412,330 due to ongoing discussions and responses to the SEC comment letters received. The majority of the increase in expenses were offset by the decrease in consulting services of $1,897,195 due to the one-time substantial expenses incurred in the prior year related to the Initial Coin Offering.

Digital Asset impairment charge

Digital Asset impairment charges of $1,079 for the nine months ended June 30, 2019 and $100,278 for the nine months ended June 30, 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for the nine months ended June 30, 2019 and 2018 was $464,583 and $480,253, respectively. The $15,670 decrease in other income, net was primarily attributable to an increase in realized loss on sale of Digital Assets of $35,398, offset by an increase in interest income of $19,728. For the nine months ended June 30, 2019 and 2018, the Company recognized $527,152 of the gain on AirTokens issued to vendors as compensation for services, which did not contribute to the decrease in other income, net.

Income Tax Expense

Income tax expense for the nine months ended June 30, 2019 and 2018 was $942 and $0.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $2.3 million, or 26%, to $11.3 million as of June 30, 2019 from $9 million as of September 30, 2018. The decrease in working capital is related to a decrease in cash and cash equivalents, accounts receivable and digital assets, along with an increase in unearned revenue and accounts payable, offset by a decrease in accrued liabilities and an increase in prepaid and other current and non-current assets.

We have historically experienced recurring losses and negative cash flows from operations. At June 30, 2019, we had a working capital deficit of $11,334,807 which included cash and cash equivalents of $5,439,383. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	June 30, 2019	September 30, 2018	Change
Current assets	$6,159,094	$8,946,207	$(2,787,113)
Current liabilities	17,493,901	17,925,759	(431,858)
Working capital deficit	$(11,334,807)	$(8,979,552)	$(2,355,255)

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At June 30, 2019, our principal source of liquidity was $5.4 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Nine Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(7,744,128)	$(3,797,462)
Net cash (used in) provided by investing activities	$(838,641)	$14,080,701
Net cash provided by (used in) financing activities	$6,003,000	$(240,000)

Net cash used in operating activities for the nine months ended June 30, 2019 was $7,744,128. Cash was consumed from continuing operations by the loss of $5,854,067, non-cash items consisting of an impairment charge of our Digital Assets of $1,079, amortization totaling $86,090, stock-based compensation totaling $74,538, $90,940 of realized loss on the sale of Digital Assets and $527,152 of a deferred gain on the issuance of AirTokens. Changes in working capital accounts had a negative impact of $1,638,307 on cash, with the majority of the impact related to the $1,500,000 service agreement with Mastercard (see Note 3).

Net cash used in operating activities was $3,797,462 for the nine months ended June 30, 2018. Cash was consumed from continuing operations by loss of $5,568,274 less non-cash items consisting principally of an impairment charge of our Digital Assets of $100,278, amortization of $12,071, stock-based compensation totaling $14,509, a realized loss on our digital asset transactions of $55,542 and compensation for services with the issuance of Digital Assets and AirTokens of $2,627,132 net of recognizing $527,152 of a deferred gain on the issuance of AirTokens. Changes in working capital accounts had a negative impact of $511,568 on cash.

Net cash used in investing activities during the nine months ended June 30, 2019 was $838,641 consisting of the acquisition of intangible assets including $651,851 capitalized software costs relating to the Via Varejo Services Agreement and $186,790 related to the domain name and website. Net cash provided by investing activities during the nine months ended June 30, 2018 was $14,080,701 which is comprised of proceeds from the disposal of Digital Assets of $14,116,255, proceeds received of $113,979 towards development of the AirToken Project and the purchase of intangible assets of $149,533. We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in 2019 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Net cash provided by financing activities related primarily to $6,000,000 in proceeds from convertible notes and proceeds from the exercise of options for the nine months ended June 30, 2019. Net cash used in financing activities related to a simple agreement for future equity agreements in the amount of $240,000 for the nine months ended June 30, 2018.

On November 16, 2018, the Company entered into the SEC Settlement Agreement with the SEC related to the determination by the SEC that AirTokens were securities. In conjunction with the SEC Settlement Agreement, parties who obtained AirTokens from the Company on or before October 5, 2017 (the “Potential AirToken Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon (the “Rescission Offer”). The SEC Settlement Agreement required the Company to distribute by electronic means claim forms to the Potential AirToken Claimants within 60 days of the filing of the Company’s registration statement on Form 10 or the date that the Form 10 becomes effective, whichever is sooner; however, in May 2019, the SEC granted the Company an extension to distribute the claims forms to June 28, 2019. The Company distributed the claims forms on June 28, 2019. The Potential AirToken Claimants must submit claims forms within three months of this date (the “Claim Form Deadline”). The Company must settle all valid claims within three months of the Claim Form Deadline. The Company continues to evaluate the claims but has not yet completed the assessment, and therefore is unable to estimate a reasonable liability for the potential loss that will be incurred due to the rescission claims submitted. Any amounts to be refunded will be paid in cash.

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

In the event the Company is unable to raise additional debt or equity financing, we may:

1.

have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts in order of their priority. The priority of AirToken holders seeking a refund claim should be equal to all of the Company’s other unsecured creditors, including Via Varejo; or

2.

file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to AirToken holders seeking a refund claim. The priority of AirToken holders seeking a refund claim should be equal to all of the Company’s other unsecured creditors, including Via Varejo. The Chapter 11 reorganization plan will describe your rights as an AirToken investor and what you can expect to receive, if anything, from the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board include ineffective controls over period end financial disclosure and reporting processes.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have contingent liabilities of an uncertain amount related to our 2017 ICO.

In conjunction with our November 16, 2018 settlement agreement with the SEC (the “Settlement Agreement”), we have contingent liabilities to purchasers who acquired AirTokens from our Company on or before October 5, 2017 (the “2017 ICO”) and who properly make a claim to our Company (“Potential AirToken Claimants”). These Potential AirToken Claimants may be entitled to a refund in the amount of the consideration paid to our Company in exchange for the AirTokens, plus interest, less the amount of any income received thereon. On June 28, 2019 we distributed by electronic means claim forms to these purchasers. The purchasers must submit claims forms within three months of June 28, 2019, and we must settle all valid claims within three months thereafter. The aggregate consideration received by our Company from these parties for AirTokens in the 2017 ICO was approximately $15 million. The amount we could be obligated to pay to Potential AirToken Claimants is dependent on the amount of valid refund claims submitted by these purchasers. As a result, we are unable to reasonably estimate the number of valid claims that will be made or the amount that may be paid to Potential AirToken Claimants pursuant to the claims.

Additionally, pursuant to the Settlement Agreement, the Company agreed to, among other things, to file a Form 10 registration statement to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”) for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration. Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

As a result of our failure to timely file our March 31, 2019 Form 10-Q and our June 30, 2019 Form 10-Q, the SEC may through civil or administrative actions seek monetary and non-monetary relief from us, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions. Additionally, in the event we ever become eligible to file a short-form S-3 registration statement (we currently do not meet the eligibility requirements), for a period of at least 12 months from the date of our June 30, 2019 Form 10-Q filing (assuming we file all additional required filings on a timely basis), we will not be allowed to file a short-form S-3 registration.

Other than with respect to our settlements with the SEC and Massachusetts Securities Division and our failure to timely file the above-mentioned Form 10-Q’s, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued to investors

Date	Security
June 2019	1% Convertible Promissory Note for an aggregate amount of $3,500,000.

We relied on Regulation S of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

Securities issued for services

Date	Security
April 2019	Stock Options – rights to buy 540,046 shares of common stock at an exercise price of $0.29 per share issued for the cancellation of previously-issued rights to buy 540,046 shares of common stock.
June 2019	Common stock – 35,000 shares of common stock issued for the cancellation of stock option rights to buy 35,000 shares of common stock previously issued for services.

We relied on Section 701 of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Extension of Claim Forms Distribution Date

During May 2019, the Company was granted a 45-day extension to distribute claim forms in conjunction with the Settlement Agreement. On June 28, 2019, the Company distributed by electronic means claim forms to the Potential AirToken Claimants. The Potential AirToken Claimants must submit claims forms within three months of June 28, 2019 (the “Revised Claim Form Deadline”). The Company must settle all valid claims within three months of the Revised Claim Form Deadline.

Amendment of Services Agreement, Notes Agreement and Call Option Agreement

On September 11, 2018 our Company entered into an exclusive agreement (“Services Agreement”) with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. Also, on September 11, 2018 the Company entered into (i) a note agreement with Via Varejo (“Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (“Notes”) to Via Varejo. The Notes Agreement contains customary representations, warranties and covenants of the Company, as more fully described therein; and (ii) a call option agreement (“Call Option Agreement”), with Via Varejo and the other parties named therein, whereby Via Varejo may exercise certain call options with respect to the conversion of the Notes and the purchase of certain shares of the Company’s common stock from the Company’s existing stockholders pursuant to an agreed upon stock purchase agreement, which, if exercised, will provide Via Varejo with a controlling interest in the Company comprised of up to 80% (but no less than a majority) of the issued and outstanding shares of common stock of our Company, on a fully diluted basis.

On June 7, 2019, the Company entered into the First Amendment to the Convertible Note Purchase and Call Option Agreement and the related First Amendment to the Services Agreement (“Amended Services Agreement”) with Via Varejo pursuant to which the Company has agreed to reimburse Via Varejo for certain marketing and promotional expenses incurred by the Company in its partnership with Via Varejo by issuing additional promissory notes (“Additional Notes”) to Via Varejo. The Additional Notes will be in the amount equal to the amount of the corresponding reimbursement payment under (and as defined in) the Amended Services Agreement made on the day of issuance.

Issuance of Convertible Promissory Notes

On June 10, 2019, the Company received $3,500,000 from Via Varejo and issued a Note to Via Varejo for the same amount pursuant to the terms of the Services Agreement, as amended, and on September 6, 2019, the Company received $4,000,000 from Via Varejo and issued a Note to Via Varejo for the same amount pursuant to the terms of the Services Agreement, as amended.

The Notes are unsecured and are subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or Via Varejo for events detailed in the Notes Agreement. The outstanding principal amount of the Notes bear interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Notes is not paid when due, such overdue amount shall bear interest of 3%. The Notes feature both primary and secondary call rights in which, during the call option period, at the option of Via Varejo, the Notes may be converted into the Company’s Common Stock. The parties have the right to terminate the Notes Agreement upon the occurrence of certain events.

See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q. The foregoing description of the Notes, the Notes Agreement, the Call Option Agreement and the Services Agreement, and any amendments thereto are not intended to be complete and are qualified in their entirety by the full text of the foregoing documents, the forms of which are attached as exhibits hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

(a)

Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	4.2
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	07/08/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4

10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
99.1	AirToken Notice and Claim Form	10	3/15/19	99.1
101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

					Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarrierEQ, Inc.

Date: September 25, 2019	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Officer (Principal Financial and Accounting Officer)