Form 10-K
period 2019-09-30
CarrierEQ, Inc. /DE
filed 2020-01-15
CIK 1766352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 0-56037

CarrierEQ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-1188636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

186 Lincoln Street, Third Floor, Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (617) 841-7207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbols	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

AirTokens
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $541,701 as of March 31, 2019.

As of  December 31, 2019, there were 6,936,438 shares outstanding of the registrant’s common stock, $.001 par value.

i

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•

Expected operating results, such as revenue growth and earnings.

•

Expectations of the effect on our financial condition of claims, litigation, contingent liabilities and governmental and regulatory investigations and proceedings.

•

Strategy for customer retention, growth, product development, market position, financial results and reserves.

•

Strategy for risk management.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

Volatility in the crypto currency markets in the United States, Brazil and globally.

•

The impact on our financial condition of our settlement with the SEC related to our issuance of AirTokens in our 2017 ICO, and in particular, the effect of the payout to the persons and entities that purchased AirTokens from Airfox during the 2017 ICO (“Potential AirToken Claimants”) entitled to rescission pursuant to our rescission offer required under the SEC Settlement Agreement.

•

Changes in consumer demand for, and acceptance of, our products and services.

•

Changes in consumer trust for blockchain technology and specifically our planned AirToken peer-to-peer lending platform, which will be built on the Ethereum blockchain.

•

The commercial feasibility and success of our planned Airfox peer-to-peer lending platform to be built on the blockchain and using AirTokens, including the effectiveness of our platform’s credit scoring models and our ability to maintain confidence in the operation of our platform.

•

The ability of borrowers to repay loans issued under the planned Airfox peer-to-peer lending platform which may be guaranteed by the Company.

•

The extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services.

•

Developments and changes in laws and regulations, including increased regulation of cryptocurrencies through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S., Brazil or globally.

•

The potential impact of any changes in control of our Company or future acquisitions, mergers, dispositions, joint ventures or investments we may make.

•

Disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

•

The occurrence of hostilities, political instability or catastrophic events.

•

Such other factors as discussed in the section entitled "Risk Factors" in Item 1.A of this Form 10-K.

The ultimate accuracy of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors.” Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I

Item 1.	Business.

Overview

BanQi is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. BanQi, available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable us to create an alternative credit scoring system for our users for use in connection with our alternative credit scoring and lending application.

Our alternative credit scoring and lending application is designed to be a blockchain-based, peer-to-peer lending application that will enable anyone from around the world to provide capital for a microloan to a diversified cohort of borrowers. This technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

As our Company grows and the use of these Airfox applications proliferate and scale, we plan to continue to work to develop a broader array of financial products built with blockchain technology to ensure little-to no cost, near-instant settlement times, security and transparency with the ultimate goal of Airfox becoming a leading, decentralized digital financial company.

We operate globally through CarrierEQ, Inc. d/b/a Airfox, a Delaware corporation, and our subsidiaries that consist of (i) banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes Ltda), a limited liability company organized under the laws of the Federative Republic of Brazil, and 99.99% owned by Airfox (“Airfox Brazil” or “banQi Ltda”); and (ii) AirToken GmbH, a Swiss GmbH, a wholly owned subsidiary of Airfox. CarrierEQ, Inc. d/b/a Airfox was incorporated on January 19, 2016. Unless the context otherwise requires, all references to “Airfox” “Company,” “we,” “our” or “us” and other similar terms means CarrierEQ, Inc. d/b/a Airfox, and its subsidiaries.

Market data and certain industry forecasts used throughout this report were obtained from our internal analyses, market research, publicly available information, and industry publications. Industry publications generally provide that the information contained in such publications has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.

Our principal executive offices are located at 186 Lincoln Street, Third Floor, Boston, MA 02111, and our telephone number is: (617) 841-7207. Our website address is Airfox.com. No information found on our website is part of this report. Also, market data and certain industry forecasts used throughout this report were obtained from our internal analyses, market research, publicly available information, and industry publications. Industry publications generally provide that the information contained in such publications has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.

Our Business Plan

Our Initial Applications

We are developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. Our software technology platform is designed and built as a Software as Service (or SaaS) offering.  We expect to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. Our initial markets are expected to be the underbanked and unbanked markets in Brazil.

Airfox Wallet Application - banQi

The Airfox wallet application, which we rebranded as banQi (“banQi”), is a digital banking application that holds users’ cash and can be used to process a variety of consumer transactions. It is designed to meet the needs of those who primarily use cash because financial services are inaccessible to them. Airfox has partnered with some Brazilian payment processing companies which allow use of banQi at more than 300,000 physical locations throughout Brazil — including post offices and banks — that allow users to convert funds from Brazilian Reals to a banQi balance. Currently, users may deposit cash to banQi at these physical locations as a result of our current agreements with payment processing companies (such PagBrasil and FastCash) ; and we are in the process of seeking additional payment processing contracts with various other similar vendors. PagBrasil facilitates cash deposits through the use of boletos. Boletos are a means of payment that are processed in many locations, such as post offices, supermarket chains, convenience stores, and lottery ticket vendors throughout Brazil – they contain a barcode that serves as a unique routing number. To make a deposit to banQi through boletos, users need to issue a boleto in exchange for cash, and scan the bar code with their banQi app. PagBrasil then registers the boleto with the Brazilian Clearing House  (Câmara Interbancária de Pagamentos - CIP) and credits the users’ accounts through an application program interface integration (API integration) with banQi. FastCash facilitates the processing of cash deposits at any Santander, Caixa, Banco de brasil, Itau, Bradesco, and Banrisul branches in Brazil. To make a deposit to banQi at these bank branches, users would deposit cash to an account number provided by FastCash. FastCash then processes the deposit and credits the users’ accounts through an API integration with banQi.  Airfox pays vendors a fee in exchange for access to their payment processing services. The development of the ability for users to deposit cash through vendors is fully completed, and the funds typically are made available for use within 48 hours in most  cases.

Once the deposit into banQi is processed, users can use banQi to engage in a variety of transactions directly through their mobile phone with merchants that accept banQi. For example, users can pay their monthly rent by scanning the barcode of boletos that relate to the rent bill directly into banQi. The banQi balance can also be transferred to other users of banQi – the transfer is instantaneous and is facilitated by Airfox’s backend system. Currently, transfers can only be made to existing banQi users, but we expect that by the beginning of the year 2020, users will be able to transfer their balance to any valid text/SMS number – the recipients of funds would receive a text/SMS invitation to set up a banQi account, and the funds would be available immediately after the recipient completes the setup of  banQi. By allowing users to generate and pay boletos directly within banQi and initiate currency transfers digitally, banQi enables users to transfer the funds to the appropriate accounts in order to complete payment without having to go to a physical location or handle physical currency.

Balances contained in banQi cannot be converted into AirTokens at this time, and AirTokens are not required use banQi.

Also, on September 11, 2018 Airfox entered into a services agreement, as amended on June 7, 2019 (the “Services Agreement”) with Via Varejo S.A. (“Via Varejo”) whereby, among other things, Airfox was provided with an exclusive agreement with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. banQi enables customers to make their payments digitally rather than traveling to a store, negotiating paperwork, and paying in cash. For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report. Our partnership with Via Varejo will enable users to make cash deposits into their banQi balance at any of Via Varejo’s Casas Bahia stores across Brazil.

Additionally, banQi users can convert their banQi balance into cash by 1) transferring their banQi balance to their bank account (for the subset of banQi users who have a bank account) then withdrawing the funds at a bank branch location or any ATM within the bank’s network, or by 2) performing a cash withdrawal at Via Varejo’s Casas Bahia stores. To perform a cash withdraw at Casas Bahia, users would go to any cashier at Casas Bahia, initiate a cash withdraw in their banQi app, enter the employee code displayed on the cashier’s name tag, then present a government issued ID to the cashier for identity verification. The development of the bank transfer feature is complete, and the ability to withdraw cash at Casas Bahia stores is partially available in the Via Varejo’s Casas Bahia network.

Our roadmap during the next 12 months focuses primarily on executing on the Services Agreement and developing the core capabilities of our banQi app to increase the numbers of users. We are currently running a pilot program in Via Varejo’s Casas Bahia stores in Sao Paulo. As of December 2019, we increased the number of stores in our pilot program from 34 stores to nearly 200 stores. The main objectives for the pilot are to 1) test and refine the training materials we prepared for Via Varejo’s employees to onboard new users and address common user questions, 2) identify opportunities to streamline in-store operations and customer support processes, 3) test and refine promotional offers designed to drive downloads and user referrals to banQi. We plan to expand to all Via Varejo’s Casas Bahia stores across Brazil by the end of the first quarter of 2020. Via Varejo’s Casas Bahia operates 729 stores.  We expect to acquire users for banQi through a combination of a joint marketing campaign with Via Varejo (including in-store, TV, and paid online advertising), training Via Varejo employees to introduce our banQi app to customers visiting Via Varejo’s stores, launching a paid referral program, and setting up physical kiosks in communities where our target users live. As of December 31, 2019, we had 14,224 active users generating a total payment volume (TPV) of R$1,165,143.23.

We expect to generate revenue from banQi from fixed recurring fees and transaction fees we negotiate with merchant partners like Casas Bahia. We also expect to generate revenue from transaction fees (and interchange fees from MasterCard debit card transactions) charged to a customer when conducting a wallet transaction for top-ups, boleto and utility payments so that our revenue will be a percentage of TPV. Additionally, we expect to generate revenue from interest income on the cash balances users maintain in banQi and from interchange fees from MasterCard prepaid card transactions.

We are also developing additional capabilities that expand the usability of banQi, including:

•

Prepaid Cards: We are currently developing capability to issue prepaid cards to banQi users to further expand our payments ecosystem. Using banQi, users will be able to  transfer funds to their prepaid card in order to participate in transactions that require either a debit or credit card. However, unlike traditional debit and credit cards, our prepaid cardholders can qualify without a credit score and do not need to open a formal bank account. The debit card feature will make a user’s money even more accessible, allowing the user to make purchases in stores and online, and to withdraw cash from ATMs. The funds transferred from banQi will be held in an account managed by our licensed issuer, a regulated financial entity. We plan to charge a fee for ATM withdrawals and a percentage of the total payment volume (TPV) on our debit cards as revenue.

•

“Point of Sale” Solutions: We plan to offer virtual point of sale (POS) capabilities within banQi. The planned virtual POS will be able to process transactions originated by a customer using their banQi app, as well as handle an array of debit and credit cards, including the Airfox prepaid card. We expect to generate revenue from our POS solutions by charging merchant transaction fees, which will vary depending on the type of transaction. This will occur via our closed-loop QR code system that bypasses traditional centralized card networks and reduces costs for the user and the merchant.

Alternative Credit Scoring and Lending Application

Alternative Credit Scoring

We are in the process of developing an alternative credit scoring system using the information on financial transactions and data on other interactions from users’ smartphones that are collected by our banQi platform. The data collected will be analyzed by Airfox’s proprietary machine-learning algorithms, which will examine the user’s financial and behavioral trends to generate personalized credit scores for each customer, regardless of whether the customer has a formal credit history. Per our product roadmap, we expect that as more users gravitate to banQi, the user data we collect will become increasingly robust, allowing us to improve the predictive power of our machine-learning algorithms. We plan to begin offering loans to the first set our users that our algorithm deems to be credit-worthy by the end of the 2020 calendar year. However, we expect that these loans will be underwritten by Airfox or third parties (as opposed to peer-to-peer lending as described below).

Brazil, unlike the U.S. and many other countries, did not have a “positive” credit burau system such as the FICO® credit scoring models that many lenders use to help accurately predict a consumer's ability to repay a debt on time. The Brazilian model in force until March 2018 was formed only by consumers who expressly requested registration in private databases. As a result, most consumers did not apply for this process and Brazilian financial institutions could not offer credit at competitive rates because they could not meet the consumer's payment history. This scenario has been positively modified by initiatives of the Brazilian government. With the publication of Complementary Law No. 166 published on April 8, 2019 (“Lei Complementar no. 166/19”), several enhancements to the Brazilian credit bureau system were introduced to correct its imperfections and allow its full functioning to contribute for a better credit risk assessment by the lenders, with the consequent reduction of the bank spread and increased competition in the national financial system. One of the main modifications promoted by the new legal system was regarding the registration format, which changed from the model in which the consumers requested their inclusion in the credit bureau to the model which their registration is made automatically, ensuring to the consumers the right to opt out at any time. Therefore, the credit score will be automatically available to lenders without consumer’s authorization, but conditional on the specific purpose of measuring credit risk. Although this legislative change is important for the Brazilian credit system, we note that the payment history of consumers will not be automatically available to lenders, as this data may only be shared with lender prior and express authorization by consumers. We also note that the existing models in Brazil are based on static models which, in our opinion, are not enough to support the credit offer to the banQi target audience. As a result, we have the opportunity to build our own dynamic credit score that will be first used by banQi within our own customer base, and then subsequently potentially licensed to other companies looking for proprietary data and robust scoring for sub-prime and thin file customers.

We will leverage the insights from our alternative credit scoring algorithm to offer lower interest rates than traditional financial institutions on personal loans and working capital loans for small businesses pursuant to our peer-to-peer lending application described below. Also, for a fee, we will offer credit scoring as a service to third parties such as landlords doing background checks on prospective tenants, telecom companies determining eligibility for payment plans, and utility companies determining eligibility for establishing new service.

We believe our alternative to traditional credit scores will offer more financial opportunities to those in primarily cash markets (like Brazil), and it can expand access to both personal and small business loans, lines of credit, and other financial commodities that are not readily available to the traditionally unbanked markets.

Peer-to-Peer Lending

As our banQi user base grows, we plan on utilizing user data to develop a proprietary credit scoring algorithm that will allow us to provide credit to the underbanked in Brazil. As we begin providing microloans, we intend to evolve the banQi app application into a fully functioning, blockchain-based, peer-to-peer lending application that will enable anyone from around the world to provide capital for a microloan to a diversified cohort of borrowers. Our technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

Airfox plans to assume the role of the microloan underwriter and facilitate requests for loans from users who apply via the Airfox application. Airfox plans to issue the user’s debt in a tokenized smart contract as a non-fungible token representing the microloan note. The note would then be held or traded on a secondary market. As time progresses, we plan to facilitate the AirToken exchange process for lenders and borrowers abstracting away most technical details, which we expect will allow for institutional, enterprise, and mass adoption. Our backend systems should enable our platform to convert lender’s fiat currency into AirTokens and immediately transfer them to the borrower’s banQi app, wherein it would be immediately converted into local fiat currency within their banQi balance. The borrower could then access the capital as needed. When their first repayment installment becomes due, the borrower will be able to deposit cash at a local store or ATM directly into their banQi app and repay the loan from the Airfox application. Eventually, the borrower’s banQi app will be integrated with the platform and users will be able to purchase AirTokens on-line to transfer back into the lender’s account. At some point in the future, we plan to collect a percentage of the interest payments generated by our platform as a platform fee and distribute 20% of this fee to AirToken holders. However, any potential future right to receive such a distribution will be in our sole discretion. Nothing in the existing smart contract governing the AirTokens or the Amended and Restated AirToken Terms & Conditions currently convey any right to receive any distributions, and we cannot assure you that any AirToken holder will ever receive any distribution from Airfox with respect to the AirTokens.

The issuance of notes by us as described above may involve the offer and sale of securities.  When the peer-to-peer lending application eventually becomes functional, if, in consultation with our counsel, we determine that issuing tokens evidencing microloan notes constitutes the offer and sale of securities, we expect to issue such securities in one or more transactions exempt from the registration requirements pursuant to the Securities Act. Because the majority of the transactions utilizing the peer-to-peer lending application probably will originate in Brazil, we would expect to rely on Regulation S to offer and sell such tokenized securities.  If the peer-to-peer lending application eventually gains acceptance within the U.S. marketplace, Airfox would consider offering and selling such tokenized securities to accredited investors in the United States pursuant to either Rule 506(b) or Rule 506(c) under Regulation D promulgated under the Securities Act.  However, given the SEC Settlement Agreement, Airfox would have to seek a waiver from the SEC prior to issuing any securities pursuant to either Rule 506(b) or 506(c), and Airfox can provide no assurance that any such waiver would be granted by the SEC.

Additional information regarding the role that AirTokens may play, or are expected to play in the future, in our peer-to-peer lending platform and our business generally, will be provided to holders of AirTokens once we determine what those roles may , or will be.  Currently, the AirTokens have no material functional uses, and we can provide no assurances as to when (or if) AirTokens will have any utility on our planned peer-to-peer lending platform or otherwise.

Our Historic Business Line - Airfox Wireless

We historically engaged in a business line known as Airfox Wireless related to technology that we developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, we partnered with U.S. mobile telecommunications companies to display advertisements on the lock screens of mobile devices and paid our partners a share of the ad revenue generated. The end-users of our mobile telecommunications partners earned free or discounted airtime or data by viewing advertisements. We discontinued all aspects of the Airfox Wireless business line on February 22, 2019 so that we could focus on the development and deployment of banQi and the peer-to-peer lending application. Although we initially contemplated keeping the platform running to generate additional revenue, we realized in December 2017 that our team did not have the capacity to continue operating the Airfox Wireless platform while simultaneously building banQi. Although we never sent formal communications to investors specifically about transitioning away from the Airfox Wireless business, during the transition period of April to December 2017, we kept investors informed about our Company through investor initiated phone calls where we would respond to questions from individual investors about our Company’s progress and business plans.

Key Growth Strategies and Industry Trends

Growth Strategy

We believe our banQi app and alternative credit scoring and lending application provides us with significant growth opportunity. Our ability to grow revenue associated with our banQi app and alternative credit scoring and lending application is affected by, among other things, consumer spending patterns, merchant and consumer adoption of virtual and electronic payment methods, the expansion of commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to virtual and electronic forms of payment, our share of the virtual and electronic payments market, the acceptance of cryptocurrency and associated regulatory developments, and our ability to innovate new methods of payment that merchants and consumers value. Our strategy to drive growth in our banQi app and alternative credit scoring and lending application includes the following:

•

Extending through strategic partnerships: by building strategic partnerships to acquire new customers and establish our role in the virtual and electronic payment processing and lending communities;

•

Growing our userbase: through expanding our customer base and scale, increasing our customers’ use of our products and services by better addressing their everyday needs related to accessing, managing and moving money and expanding the adoption of our solutions by new merchants and consumers;

•

Seeking new areas of growth: through new international markets, including other Latin American countries, and focusing on innovation both in the virtual and the physical world.

Industry Trends - FinTech

In pursuing our growth strategy, we intend to capitalize on the growth of the financial technology industry (“FinTech”).

FinTech, which is built on the merging of financial services with communications technology, is a growing industry for a variety of reasons. Developments in technology, including big data analytics, artificial intelligence, and mobile development, are combining to give FinTech companies and the services they offer, also referred to as FinTech platforms, an increasing advantage over traditional financial platforms. Faster payment networks typically reduce the time required to move money between accounts. Management believes that as we accumulate customer data, we will be able to increase product sales by combining analytics and marketing to bring new products to market, improve service offerings, and make FinTech processes more efficient and transparent.

Brazil has continued to define itself as a leader in FinTech throughout Latin America. Regulation and technology are breaking down barriers to entry related to distribution, clearing the way for new entrants that could shrink asset and liability spreads and increase penetration. Larger, more-established financial service providers, particularly banks, must now comply with additional regulatory and capital requirements that are, at present, not required for payment institutions (a category of FinTech company)  that operate under the following thresholds: (i) the total amount of transactions exceeds R$500,000,000; or (ii) the total amount of funds held in payment accounts exceeds R$50,000,000. A lack of such requirements may pave the way for challenger banks, FinTech companies leveraging technology and software to digitize and streamline retail banking, to target underserved and unserved demographics. Mobile technology allows challenger banks to offer competitive retail banking services such as current accounts, savings accounts, loans, insurance, and credit cards to those who want to be able to bank from their phones instead of visiting a retail location. Additionally, Brazilians have historically had limited tools with which to manage personal finances, which has led to greater usage of expensive loans and a poor allocation of resources, and companies are using internet-based solutions to help users manage accounts and renegotiate loans, as well as to provide market places for new loans and savings products. As a result, the Brazilian FinTech market is expected to grow to R$75billion in 10 years, and overall FinTech investment in Brazil has grown  through the third and fourth quarter of 2019.

We believe that as we accumulate customer data and build a blockchain-based challenger bank, we will be able to leverage the latest technology in acquiring, payment processing, and money transfers, to make FinTech processes more efficient and transparent, bridge the gap between savers and borrowers, and significantly increase product sales.

Key Performance Metrics

We measure the relevance of our products and services to our customers, and therefore the success of our business, through Installs, Registrations, Active Users and Total Payment Volume (“TPV”).

As of December 31, 2019, we had 404,993 customers who installed the banQi app. Of this total, 141,072 customers have completed their registration. Our TPV (defined as total payments successfully completed through our payment platform) and Active Users (defined as those registered users who have made at least one transaction during the last 30 days) has been growing month by month. As of December 31, 2019, we reached R$1,165,143.23 in TPV and 14,224 Active Users.

Customer Acquisition

Strategic Partnerships

Airfox is actively developing channel partners to leverage the scale, brand recognition, and strategic synergies that these partnerships bring to accelerate the acquisition of end-users and increase the value to them.

A.

Via Varejo

Our Services Agreement with Brazilian retailer Via Varejo extends our reach to  87 million Brazilian consumers across Via Varejo's approximate 729 retail locations and e-commerce websites. We plan to drive new users to Airfox once the peer-to-peer lending platform is launched by digitizing the consumer loan portfolio, managed by Via Varejo’s Casas Bahia to allow users to manage and make payments on their loans within banQi. With this agreement, the Casas Bahia brand will provide us with increased credibility in both direct sales and marketing efforts. Additionally, Casas Bahia stores (the vast majority of which are located in low-income neighborhoods where much of the population is unbanked) have the potential to replace traditional banks as banking centers for our users by enabling users to make free withdrawals and free deposits, as well as receive in-person customer support.

Via Varejo has engaged Airfox to design and develop a mobile software module and application programming interface (API) that will provide Via Varejo customers with access to certain mobile payment functionality, and that integrates banQi (the “VV Wallet Services”). In conjunction with the Services Agreement, Airfox will provide certain services, including hosting, maintenance and operation of banQi to integrate with Via Varejo’s existing systems (the “VV Ongoing Services”). The Services Agreement is structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: National Rollout.

Via Varejo made the following payments to, or on behalf of, Airfox:

•

$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018.

•

$2,500,000, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on February 14, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, see Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

•

$3,500,000, to be paid on June 15, 2019. This payment was received on June 10, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

•

$4,000,000, to be paid upon issuance of a timetable, acceptable to Via Varejo, demonstrating that we will be able to accomplish the following: (a) the National Rollout Deliverables (as defined in the Services Agreement), and (b) the issuance of physical pre-paid debit cards), in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on September 6, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

•

Cost, including expenses, taxes, salaries and wages, contributions, bonuses, severance fees and other liabilities or costs and expenses related to (i) supporting the customization, development and implementation of the VV Wallet Services; (ii) enabling the integration of Via Varejo’s current information environment with banQi, and (iii) providing Via Varejo operational launch services, as provided for in the Services Agreement. Via Varejo shall accept from Airfox additional promissory notes, as defined in the Services Agreement, for payment of submitted invoices by Via Varejo to Airfox for the reimbursement of payments made by Via Varejo for these costs.

In consideration for the VV Wallet Services, Via Varejo will pay Airfox certain amounts monthly pursuant to the terms of the Services Agreement. These monthly amounts will be based on installment payments and deposits made by users of the VV Ongoing Services. These service charges will be paid in Brazilian Reals (unlike other payments under the Services Agreement which will be made in U.S. dollars) and are calculated based on the number of installment payments and deposits users make using the VV Ongoing Services.  Currently, Via Varejo is obligated to pay Airfox R0.95 per installment payment and R0.45 for every deposit made by users relating to such installment payments. Pursuant to the Services Agreement, by March 11, 2019 (six months after the effective date of the Services Agreement), Airfox and Via Varejo were to “re-evaluate and renegotiate in good faith and necessary adjustment” to such service charges. However, the service charges as set forth above remain in effect, as Airfox and Via Varejo did not renegotiate any of the service charges in connection with the Amendment to the Services Agreement. To date, Airfox has not received any such service charges from Via Varejo, but Airfox expects to begin collecting them in the near future once certain accounting and technical issues are resolved.

The Services Agreement has a term of five years, unless earlier terminated by either party in accordance with specific provisions of the Services Agreement.

For additional information on the Services Agreement, including information with regard to specific termination rights, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

We plan to replicate the key strategic elements of our Services Agreement with Via Varejo with other large companies in the telecom, transportation, power and utilities, entertainment, and online/digital sectors.

Direct Sales and Marketing

As a part of our partnership with Via Varejo, we are training in-store employees to introduce banQi to Via Varejo customers. We currently have teams located in São Paulo, with plans to scale to all Brazilian cities where Casas Bahia stores are located. We are also developing a commercial sales team to drive adoption for our virtual POS solution by targeting small merchants, starting within neighborhoods immediately surrounding Casas Bahia stores where we have a presence, then expanding to other communities with high concentrations of lower income, underbanked citizens. Additionally, our commercial sales team will design incentives for these smaller merchants to drive the banQi  app installs among their customer base.

We are heavily dependent on our partnership with Via Varejo, but we are not heavily dependent on any one customer or even a few major customers. Our user base is diverse, and the loss of any one customer would not represent a material loss of revenue.

B.

Mastercard Brasil

On June 12, 2019, we entered into a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) with Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil”) and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card (the “Airfox Card”) and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company an incentive prepayment per sales revenue (the “Sales Revenue Incentive Prepayment”) totaling R$65,000,000 (approximately U.S.$15,973,857). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid debit card issuer, we will be entitled to receive the Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid debit cards issued by Airfox. We have no minimum commitment of transaction volumes to be completed with the Airfox Cards.

The Program Agreement has a term of ten years, unless earlier terminated by either party in accordance with specific provisions of the Program Agreement.

The Airfox Card provides banQi clients with access to digital and physical prepaid cards that can be used for online and offline purchases. Unlike traditional debit and credit cards, customers can qualify for banQi without a formal credit history and do not need to open a bank account at a brick-and-mortar establishment. The Airfox Card also makes cash more conveniently accessible by allowing banQi clients to withdraw cash directly from most ATMs in Brazil. Our Airfox Card provides its card holders convenience, secure transactions, and financial and digital inclusion for a portion of the population that doesn't have access to financial and digital services.

For additional information on the Program Agreement, including information with regard to specific termination rights, See Note 17 – Subsequent Events in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

C.

Cielo S.A.

On February 14, 2019, we entered into a mobile payment services agreement (“Cielo Agreement”) with Cielo, S.A. Latin America's largest credit and debit payment processor that covers 99% of Brazilian territory. Cielo is present in approximately 5,500 stores across Brazil. Cielo acts as a middleware between banQi, Credit Card companies and Banks. The partnership with Cielo enables banQi clients to pay for purchases via mobile device using QR codes. The QR code acts as a barcode, which banQi users can scan with their smartphones to pay for purchases instantly. The banQi platform integrates with more than 1.2 million convenient Cielo point-of-sale (POS) locations in stores and retailers across Brazil. With the Cielo partnership, banQi  is giving clients instant access to more than one million merchants operating Cielo POS stations locations across Brazil.

The Cielo Agreement has a term of 3 years, unless earlier terminated by either party in accordance with specific provisions of the Cielo Agreement.

D.

Blackhawk Network Brasil S.A.

On November 26, 2019, we entered into a partnership agreement to promote and offer gift cards to banQi users (“Blackhawk Agreement”) with Blackhawk Network Brasil, S.A. (“Blackhawk Brasil”). Blackhawk Brasil is part of Blackhawk Network Inc., which is a global company with a presence in over 26 countries that provides solutions for payments and gift cards. It also includes design, distribution, fulfillment, and marketing. Blackhawk Network delivers branded payment programs, gift cards, and virtual cards such as Apple, Disney, Google, Microsoft, Netflix, and others. The partnership with Blackhawk Brasil, provides banQi with instant access to its network of branded payment programs, enabling banQi  to capitalize quickly on current trends in an ever-changing branded payment landscape and to increase reach, loyalty, and revenue from its user base.

 banQi anticipates earning commission of 03% to 30% in each transaction facilitated by Blackhawk on the banQi application. The expected average commission is expected to be 7%.

The Blackhawk Agreement has a term of 3 years, unless earlier terminated by either party in accordance with specific provisions of the Services Agreement.

Geographic Markets

Our initial geographic market is Brazil. We plan to continue to focus our efforts on perfecting the in-store experience in our pilot stores program with Via Varejo in Sao Paulo then expanding it to additional Casas Bahia locations throughout Brazil. We hope to increase engagement, gain consumer trust, and enhance user understanding of banQi’s general functionality as we deploy in Casas Bahia’s approximately 729 locations throughout Brazil. Although our initial marketing efforts are currently concentrated on the Brazilian market, our overall goal is to develop our platform so that it can seamlessly extend first to other Latin American countries, and then the rest of the world.

Competition

On a global scale, Latin America has the greatest opportunity for applications such as banQi and our alternative credit scoring and lending application, since we believe that currently a go-to payments application in that market does not exist. Within Brazil, numerous companies have produced applications with competing functionalities, however, we believe no single application currently competes with the suite of solutions that banQi will eventually offer its users.

Brazilian Competitors

Airfox currently faces at least two types of competitors in Brazil, payment application providers and digital banks.

•

Payment Application Providers: In this category, our largest competitors in Brazil are RecargaPay, PicPay, Ame Digital, Celcoin, and MercadoPago. These applications directly compete with our banQi app functionalities. All of these competitors allow for bill pay, boleto pay, mobile recharge, money transfer, and various deposit methods. Some of these competitors compete with banQi’s transit card recharge functionality and the cash withdrawal functionality we  partially implemented  during 2019. None of these competitors offer equivalent alternative credit scoring and lending application functionality. Many of these competitors’ payment applications are targeted towards more affluent Brazilians.

•

Digital Banks: In this category, our largest competitors in Brazil are Nubank, Banco Inter, PagBank, Neon and Banco Digital Maré. These digital banks are indirect competitors with Airfox, as they bring competitive technology but a much greater variety in features. As with any bank, this allows for easy means to pay boletos, transfer and save money. Many of these digital banks preposition savings accounts, credit/debit cards, and direct integrations with the Central Bank in Brazil. Aside from Banco Digital Maré, none of these competitors are directly targeting lower income Brazilians.

Global competitors

On a global scale, there are various competitors to our banQi platform that have gained success in other regions of the world.  We do not directly compete with any of these companies today, but as we expand our markets, we may compete with these companies in the future. Alipay is the world’s largest mobile payment platform and is present throughout Asia and North America. WeChat, a multi-channel messaging, payments and social media application with over 1 billion monthly users, is mostly present throughout China and Bhutan. Tala, a microloans service with alternative risk-analysis model, is in Kenya and the Philippines.

Overall, we are part of a constantly evolving and highly competitive marketplace. Most of our competitors have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. Additionally, most of our current and potential competitors have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services.

Regulations That Affect Our Business in Brazil

Our business is subject to a number of laws and regulations in Brazil, many of which are still evolving and could be interpreted in ways that could materially affect our business. While it is difficult to fully ascertain the extent to which new developments in the field of law will affect our business, there has been a trend towards increased consumer and data privacy protection. Additionally, regulations governing cryptocurrency are still evolving in Brazil and globally. It is possible that general business regulations and laws, or those specifically governing payment processing or the holding, use or exchange of cryptocurrency, may be interpreted and applied in a manner that may place material restrictions on the conduct of our business, including our planned development and development of the peer-to-peer lending application or any potential future uses of AirTokens.

Banking Regulations – Payment Institution

Although we currently are not required to be licensed with the Brazilian Central Bank per applicable regulations, as a payment institution we are required by the regulation to monitor the total amount of transactions and the total amount of funds maintained in payment accounts.

Regulations issued by the Brazilian Central Bank (Circular No. 3.885/2018) regarding payment institutions require that we file for an approval only if the following limits are exceeded: (i) the total amount of transactions exceeds R$500,00,000; or (ii) the total amount of funds held in payment accounts exceeds R$50,000,000. Since we are in the beginning of our operations in the payment market, we do not exceed the limits set above, and we are not required to file for an approval from the Brazilian Central Bank. We are not aware of any regulations that require government approval for creating software or providing software consulting services.

In the future, we intend to operate our blockchain-based peer-to-peer lending application to grant loans using banQi. As described below, this activity can only be performed by financial institutions. Presently, since we are only operating in the payment market and we have not yet fully completed our peer-to-peer lending application or implemented that portion of our business plan to provide loans to our customers, we do not believe we are required to obtain any government approval at this time.

Regulation of our Business Activities

Our business activities in Brazil are subject to Brazilian laws and regulations relating to payment schemes and payment institutions. Law No. 12,865/13, which was enacted on October 9, 2013, establishes the first set of rules regulating the electronic payments industry within the overall Brazilian payment system (the Sistema de Pagamentos Brasileiro, or “SPB”) and creates the concepts of payment schemes, payment scheme settlors, and payment institutions.

In addition, Law No. 12,865/13 gave the Brazilian Central Bank, in accordance with the guidelines set out by the National Monetary Council (the Conselho Monetário Nacional, or “CMN”), the authority to regulate entities involved in the payments industry. Such authority covers matters such as the operation of these entities, risk management, the opening of payment accounts, and the transfer of funds to and from payment accounts. After the enactment of Law No. 12,865/13, the CMN and the Brazilian Central Bank created a regulatory framework regulating the operation of payment schemes and payment institutions. The framework consists of Resolutions 4,282, Circulars 3,680, 3,681 and 3,682, as amended, all of which were published on November 4, 2013, and Circular 3,885 published on March 26, 2018, among others.

The Central Bank role

By law, the Central Bank has the authority to pursue a sound and reliable SPB and its continuous improvement, in accordance to guidelines issued by CMN. Particularly, the Central Bank aims at fostering the general access to payment services in order to promote financial inclusion along with social and economic welfare.

With regard to the retail payments, the Central Bank is in charge of promoting their soundness, interoperability, efficiency, innovation, competition and their access to services and infrastructures without obstruction. Therefore, the Central Bank oversees retails payments and constantly monitors the evolution of the payments industry, the use of access channels, the pricing policy, the use of payment cards as well as other payment instruments employed in the industry, the financial markets infrastructure and their levels of cooperation and interoperability.

Payment Schemes

A payment scheme, for Brazilian regulatory purposes, is the collection of rules and procedures that governs payment services provided to the public, with direct access by its end users (i.e. payors and receivers). In addition, such payment service must be accepted by more than one receiver in order to qualify as a payment scheme. The regulations applicable to payment schemes depend on certain features, such as the number of users and the annual cash value of transactions handled by the payment scheme:

•

Payment schemes that exceed certain thresholds are considered to form part of the SPB and are subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirement to obtain an authorization from the Brazilian Central Bank.

•

Payment schemes that operate below these thresholds are not considered to form part of the SPB and are therefore not subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirement to obtain an authorization from the Brazilian Central Bank, although they are required to report certain operational information to the Brazilian Central Bank on an annual basis.

•

Limited-purpose payment schemes are not considered to form part of the SPB and, therefore, are not subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirements to obtain authorization from the Brazilian Central Bank or report certain operational information. Limited purpose payment schemes are those whose payment orders are: (a) accepted only at the network of merchants of the same business entity, even if the card is not issued by such business entity; (b) accepted only at the network of merchants that clearly display the same visual identity that of the issuer, such as franchisees and other merchants licensed to use the issuer’s brand; or (c) intended for payment of specific public utility services, such as public transport and public telecommunications.

•

Certain types of payment schemes have specific exemptions from the requirement to obtain authorization from the Brazilian Central Bank. This applies, for example, to payment schemes set up by governmental authorities, payment schemes set up by certain financial institutions, payment schemes aimed at granting benefits to natural persons due to employment relationships, and payment schemes set up by an authorized payment institution in which financial settlement of payment transactions are carried out exclusively using the book-transfer method.

Payment Scheme Settlor

A payment scheme is set up and operated by a payment scheme settlor, which is the entity responsible for the payment scheme’s authorization and function. Payment scheme settlors, for Brazilian regulatory purposes, are the legal entities responsible for managing the rules, procedures, and use of the brand associated with a payment scheme. Brazilian Central Bank regulations require that payment scheme settlors must be (i) incorporated in Brazil; (ii) have a corporate purpose compatible with its payments activities; and (iii) have the technical, operational, organizational, administrative, and financial capacity to meet their obligations. They must also have clear and effective corporate governance mechanisms that are appropriate for the needs of payment institutions and the users of payment schemes.

Payment Institutions

A payment institution is defined as the legal entity that participates in one or more payment schemes and is dedicated to the execution of the remittance of funds to the receivers in payment schemes, among other activities. Specifically, based on applicable Brazilian payment regulations, payment institutions are entities that can be classified into one of the following three categories:

•

Issuers of electronic currency (prepaid payment instruments): these payment institutions manage prepaid payment accounts for cardholders or end-users. They carry out payment transactions using electronic currency deposited into such prepaid accounts and convert the deposits into physical or book-entry currency or vice versa.

•

Issuers of post-paid payment instruments (e.g. credit cards): these payment institutions manage payment accounts where the end-user intends to make payment on a post-paid basis. They carry out payment transactions using these post-paid accounts.

•

Acquirers: these payment institutions do not manage payment accounts but enable merchants to accept payment instruments issued by a payment institution or by a financial institution that participates in a payment scheme. They participate in the settlement process for payment transactions by receiving the payment from the card issuer and settling with the merchant.

Payment institutions must be organized in Brazil and must have a corporate purpose that is compatible with payments activities. As for payment schemes, the regulations applicable to payment institutions depend on certain features, such as the annual cash value of transactions handled by the payment institution or the value of resources maintained in prepaid payment accounts.

Certain financial institutions have specific exemptions from the requirement to obtain authorization from the Brazilian Central Bank to act as a payment institution and provide payment services. Furthermore, certain payment institutions are not subject to the legal and regulatory framework applicable to the payment industry in Brazil. This applies, for example, to payment institutions that only participate in limited-purpose payment schemes and payment institutions that provide services in the scope of programs set up by governmental authorities aimed at granting benefits to natural persons due to employment relationships.

The CMN and the Brazilian Central Bank regulations applicable to payment institutions cover a wide variety of issues, including (i) penalties for noncompliance; (ii) the promotion of financial inclusion; (iii) the reduction of systemic, operational and credit risks; (iv) reporting obligations; and (v) governance.

The regulations applicable to payment institutions also cover “payment accounts” (contas de pagamento), which are the end-user accounts, in registered (i.e., book-entry) form, which are opened with payment institutions that are card issuers of prepaid or post-paid instruments and used for carrying out each payment transaction. Circular No. 3,860/13 classifies payment accounts into two types:

•

Prepaid payment accounts: where the funds have been deposited into the payment account in advance of the intended payment transaction; and

•

Post-paid payment accounts: where the payment transaction is intended to be performed regardless of whether or not funds have been deposited into the payment account in advance.

In order to provide protection from bankruptcy and to maintain the integrity of the payment system, Law No. 12,865/13 requires payment institutions that issue electronic currency to segregate the funds deposited in prepaid payment accounts from their own assets. In addition, with respect to prepaid electronic currency, the payment institutions must hold a portion of the funds deposited in the prepaid payment account in certain specified instruments: either (i) in a specific account with the Brazilian Central Bank that does not pay interest; or (ii) in federal government bonds registered with the Sistema Especial de Liquidação e de Custódia (Special System for Settlement and Custody). The portion of the prepaid electronic currency that must be held in this form is currently 100% (effective on January 1, 2019).

Our Regulatory Position as a Payment Institution and Payment Scheme Settlor.

We perform activities that are in particular subject to Law No. 12,865/13 and regulations from the Brazilian Central Bank and the CMN, although we are not currently required to file for an approval to operate from the Brazilian Central Bank. In addition, Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, which are regulated by Law No. 4,595/1964.

As expressed above and according to Circular No. 3,885/2018, issued by the Brazilian Central Bank, we are only required to seek an approval if the following limits are exceeded: (i) the total amount of transactions exceeds R$500,000,000; or (ii) the total amount of funds held in payment accounts exceeds R$50,000,000.

If we fail to comply with the requirements of the Brazilian legal and regulatory frameworks, we could be prevented from carrying out our regulated activities. We could be (i) required to pay substantial fines (including per transaction fines) and disgorgement of our profits, (ii) required to change our business practices, or (iii) subjected to insolvency procedures, such as an intervention by the Brazilian Central Bank. We could also be subject to private lawsuits.

The Brazilian Central Bank’s regulations also allow payment schemes to set additional rules for entities that use their brands. Since we participate in these third-party payment schemes, we must comply with their rules in order to continue accepting payments from payment instruments bearing their brands.

Federal Law No. 12,865/13 prohibits payment institutions like us from performing activities that are restricted to financial institutions.

In addition, we currently operate as a payment scheme settlor pursuant to a Brazilian Central Bank license exemption, and depending on growth in volume of payments processed, will be subject to the applicable regulations to operate as a payment scheme settlor.

As per the regulation regarding loans, Brazilian laws and regulation restricts that activity to financial institutions. Federal Law No. 12,865/2013 prohibits payment institutions from performing any activities restricted only to financial institutions. There are different kinds of financial institutions in Brazil, such as commercial banks, investment banks, credit unions, among others. Also, in 2018, two other types of financial institutions were included in the Brazilian regulations. These two financial institutions, “Peer-to-Peer Lending Company” (“Sociedade de Empréstimo entre Pessoas”) and “Direct Credit Company” (“Sociedade de Crédito Direto” or “SCD”) are popularly called “Credit FinTechs”.

The main difference between these two Credit FinTechs is that a Peer-to-Peer Lending Company cannot grant loans using their own funds, meaning that Peer-to-Peer Lending Companies can only connect borrowers to investors. On the other hand, an SCD can grant loans using its own resources, like banks do.

Brazilian regulation requires any company that grants loans, whether Peer-to-Peer Companies or SCDs, to file for an approval before granting any loan. For that reason, although we plan to grant peer-to-peer loans pursuant to our blockchain-based, peer-to-peer lending application at some point in the future, these plans are not yet fully finalized, and we are aware of our obligation to file for an approval from the Brazilian Central Bank prior to implementing that aspect of our business plan and operating in the peer-to-peer loan market.

Anti-Money Laundering Rules

Our activities in Brazil are subject to Brazilian laws and regulations relating to anti-money laundering, or “AML”, terrorism financing and other potentially illegal activities. These rules require us to implement policies and internal procedures to monitor and identify suspicious transactions, which must be duly reported to the relevant authorities. We comply with the applicable AML laws and regulations, and we believe we have implemented required policies and internal procedures to ensure compliance with such rules and regulations, including procedures to report suspicious activities, suspected terrorism financing and other potentially illegal activities to the authorities. Our employees are aware of our policies and internal procedures, which shall be complied with and supervised.

We have employees and third-party consultants that focus on risk and fraud prevention. Brazilian AML law specifies the acts that may constitute a crime and the required measures to prevent such crimes. It also prohibits the concealment or dissimulation of the origin, location, availability, handling or ownership of assets, rights or financial resources directly or indirectly originated from crimes and subjects the agents of these illegal practices to imprisonment, temporary disqualification from managing enterprises up to ten years and monetary fines.

The Brazilian AML law also created the Financial Activities Control Council, or “COAF”, which is the Brazilian financial intelligence unit that operates under the jurisdiction of the Ministry of Justice. COAF has a key role in the Brazilian AML and counter-terrorism financing system, and it is legally liable for the coordination of the mechanisms for international cooperation and information exchange.

We have adopted the internal controls and procedures consistent with Brazilian AML laws, which are focused on:

•

identifying and knowing our clients;

•

checking the compatibility between the volume of funds of a client and such client’s economic and financial capacity;

•

checking the origin of funds;

•

carrying out a prior analysis of new products and services, under the perspective of money laundering prevention;

•

keeping records of all transactions;

•

reporting to COAF, within one business day and without informing the involved person or any third party, (i) any transaction exceeding the limit set by the competent authority and as required under applicable regulations; (ii) any transaction deemed to be suspicious, as required under applicable regulations; and (iii) at least once a year, whether or not suspicious transactions are verified, in order to certify the non-occurrence of transactions subject to reporting to COAF (negative report);

•

applying special attention to (i) unusual transactions or proposed transactions with no apparent economic or legal basis; (ii) clients and transactions for which the ultimate beneficial owner cannot be identified; and (iii) situations in which it is not possible to keep the clients’ identification records duly updated, among others;

•

offering anti-money laundering training for employees;

•

monitoring transactions and situations which could be considered suspicious for anti-money laundering purposes; and

•

ensuring that policies, procedures and internal controls are commensurate with the size and volume of transactions.

E-Commerce, Data Protection, Consumer Protection and Taxes

In addition to regulations affecting digital payment schemes, we are also subject to laws relating to internet activities and e-commerce, as well as banking secrecy laws, consumer protection laws, tax laws, and other regulations applicable to Brazilian companies generally. Internet activities in Brazil are regulated by Law No. 12,965/14, known as the Brazilian Civil Rights Framework for the internet, which embodies a substantial set of rights and obligations relating to internet service providers. This law exempts intermediary platforms such as ours from liability for activities carried out by their users.

Law No. 8,078/90, known as the Consumer Protection Code, regulates consumer relations in Brazil, including matters such as: commercial practices; product and service liability; areas where suppliers of products or services are subject to strict liability; the reversal of the burden of proof so as to benefit consumers; the joint and several liability of all companies within a supply chain; unfair contract terms; advertising; and information on products and services that are offered to the public. Consumers have the right to receive clear and accurate information regarding retail products and services, with correct specification of characteristics, structure, quality, price, risks, and consumers’ rights to access and amend personal information collected about them and stored in private databases.

Customer accounts on our digital platform are subject to data protection under the Brazilian Civil Rights Framework for the internet and bank secrecy laws (Complementary Law 105/01 c/c/ Article 17 of the CMN’s Resolution No. 4,282/13). We are also subject to trademark protection rules, and to tax laws and related obligations, such as the rules governing the sharing of customer information with tax and financial authorities.

The laws and regulations applicable to the Brazilian digital payments industry are subject to ongoing interpretation and change, and our digital payments business may become subject to regulation by other authorities.

Consumer Protection Laws

Brazil’s Consumer Protection Code (Código de Defesa do Consumidor) sets forth the legal principles and requirements applicable to consumer relations in Brazil. This law regulates, among other things, commercial practices, product and service liability, strict liability of the supplier of products or services, reversal of the burden of proof to the benefit of consumers, the joint and several liability of all companies within the supply chain, abuse of rights in contractual clauses, advertising, and information on products and services offered to the public. Specifically, we are subject to several laws and regulations designed to protect consumer rights—most importantly, Law No. 8,078 of September 11, 1990—known as the Consumer Protection Code. The Consumer Protection Code establishes the legal framework for the protection of consumers, setting out certain basic rights, and the consumers’ rights to access and modify personal information collected about them and stored in private databases. These consumer protection laws could result in substantial compliance costs.

Data Privacy and Protection

The Brazilian Civil Rights Framework for the internet establishes principles, guarantees, rights, and duties for the use of the internet in Brazil, including regulation about data privacy for internet users. Under Brazilian law, personal data may only be treated (i.e., collected, used, transferred, etc.) upon users’ prior and express consent. Privacy policies of any company must be clear and detailed and include information regarding all contemplated uses for such users’ data and excessively ample or vague consent for data treatment may be deemed invalid in Brazil. Furthermore, consent from users must be obtained separately and contractual clauses relating to consent must be specifically highlighted. Brazilian courts have applied joint and several liability among all entities that shared and/or used personal data subject to a breach. See “Risk Factors— RISKS RELATED TO REGULATORY APPROVALS.”

On August 14, 2018, the Brazilian President signed Law No. 13,709 (Lei Geral de Proteção de Dados), or the “LGPD”, a comprehensive data protection law establishing general principles and obligations that apply across multiple economic sectors and contractual relationships. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and is expected to affect all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment. The obligations established by the LGPD will become effective within 24 months from the date of publication of the law, by which date all legal entities will be required to conform their data processing activities to these new rules. A comprehensive understanding of personal data flows and, as a consequence, the review of internal documents and procedures, as well as the negotiation of contractual amendments are examples of adaptations required for compliance with the LGPD.

The foregoing list of laws and regulations to which we are subject is not exhaustive and the regulatory framework governing our operations changes continuously. Although we do not believe that compliance with future laws and regulations related to the payment processing or cryptocurrency industry and our business will have a material adverse effect on our business, financial condition or results of operations, the enactment of new laws and regulations may increasingly affect the operation of our business, directly and indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, the loss of revenue and decreased profitability. Any of the forgoing, whether alone or in combination, could materially affect the value or any future use of AirTokens. Additional information regarding regulations we are subject to in Brazil can be found in the section entitled “Risk Factors” in Item 1.A under the section entitled “Risks Related to Regulatory Approvals.”

Licenses

We rely on multiple third-party license agreements in connection with our business operations and product offerings and we are heavily dependent upon our Program Agreement with Mastercard Brasil, the loss of which would adversely affect our operations. See “Risk Factors - RISKS RELATED TO OUR COMPANY AND OUR BUSINESS” for additional information. We do not consider that the loss or termination of any other particular license would adversely affect our operations.

Research and Development

We estimate that our total research and development expenses during fiscal years ending 2017, 2018 and 2019 were $4.6 million U.S. dollars, cumulatively.

Technology & Technology Suppliers

Our software technology platform was, and continues to be, developed internally. We operate as a multi-tenant Software-as-a-service (or “SaaS”) application. In addition to our technology platform, we offer value to our customers by providing integrations with other technology platforms.

During 2018, we refocused our efforts on the development of our banQi app and alternative credit scoring and lending application

Our platforms are hosted in third party data centers on virtual cloud-based infrastructure (such as Digital Ocean, Google Cloud Computing and AWS). These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Machine learning technology is a key part of the application, and we rely on a third party to deliver our platform’s credit assessment capabilities. Our Company continuously monitors our services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Intellectual Property

Our Company does not have any patents, and we do not have any patents in progress.

We registered “Airfox”, AirToken” and “banQi” and their related logos and certain other marks as trademarks in the United States, Brazil and other jurisdictions.

We are the registered holder of a variety of domestic and international domain names that include “airfox”, “airfoxapp”, “airtoken”, “banQi” and similar variations.

Employees

As of December 31, 2019, we have 68 employees, consisting of 35 employees in our Boston office and 33 employees in our Brazil office.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•

only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•

reduced disclosure about our executive compensation arrangements;

•

no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•

exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A.	Risk Factors.

Any investment in AirTokens involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Report on Form 10-K before making any decisions regarding AirTokens. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. This Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Report on Form 10-K.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a history of operating losses and expect to incur significant additional operating losses in the future if we fail to execute our strategy.

CarrierEQ, Inc. d/b/a Airfox was incorporated on January 19, 2016, and we have a limited operating history. We continue to incur operating losses and we have contingent liabilities of an undeterminable amount related to our settlement with the SEC regarding our 2017 ICO. At September 30, 2019 and 2018, we had $5,451,348 and $8,019,152 in cash and cash equivalents, respectively. We had negative working capital as of September 30, 2019 and 2018 of $4,101,025 and $8,989,552, respectively. For the year ended September 30, 2019, we had a net loss of $9,546,458. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

Our Company was incorporated on January 19, 2016 and does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred an accumulated deficit of $20,547,295 from inception to September 30, 2019 and has not fully implemented its business plan. Additionally, we have liabilities of $3,289,607 related to our SEC Settlement Agreement regarding our 2017 ICO and our rescission offer to ICO purchasers. We anticipate incurring additional losses before realizing any substantive revenues and we will require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, curtail or discontinue our operations or abandon development plans involving any future functional use of AirTokens.

We have liabilities of $3,289,607 related to our 2017 ICO, the payment of which could have a material adverse impact on our financial condition and liquidity .

In conjunction with our SEC Settlement Agreement related to our issuance of AirTokens in our 2017 ICO, on or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash from our existing cash and cash equivalent reserves. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607. The payment of these liabilities could have a material adverse impact on our Company’s financial condition and liquidity because the refund payments reduced the liquidity and financial resources of our Company and may adversely affect the future growth of our Company, as well as our financial condition and results of operations. See “Risk Factors - RISKS RELATED TO OUR RESCISSION OFFER” for additional risks related to our rescission offer.

We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of settlements with the SEC and the Massachusetts Securities Division.

In connection with our 2017 ICO, we entered into settlement orders with both the SEC and the Massachusetts Securities Divisions (collectively, “Orders”).  While we have already paid the penalties imposed by the Orders, they each contain ongoing and continuing requirements that our Company refrain from violating the Securities Act and comparable Massachusetts statutes.  Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans.  In addition to requiring us to provide regular written updates regarding the rescission offer and a final certification, SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to the 2017 ICO and the rescission offer for at least one year subsequent to the delivery of the certification to the SEC.  Such requests for further information, record-keeping requirements and managing the rescission offer generally could divert management’s attention from implementing its business plans (including those aimed at increasing the utility, acceptance or value of the AirTokens) and could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the SEC Order can be found at https://www.sec.gov/litigation/admin/2018/33-10575.pdf, and a copy of the Massachusetts Order can be found at https://www.sec.state.ma.us/sct/current/sctairfox/MSD-Airfox-CarrierEQ-Consent-Order-E-2017-0118.pdf.

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We anticipate that we will continue to incur operating losses for the foreseeable future. Additionally, pursuant to our SEC Settlement Agreement related to our 2017 ICO, we are subject to rescission liability of $3,289,607. We may also be required to pay additional fines or penalties or rescission offers in other jurisdictions, all of which could have a material adverse impact on our financial condition, results of operations and cash flows. As a result, we will require additional financing to fund for our current and anticipated operations and if we are not successful in securing additional financing, we may need to curtail our business operations, including development plans with respect to future potential functional uses of AirTokens.

We will require substantial additional capital during the next 12 months to continue to fund our current and anticipated operations, or to pay fines or penalties or make rescission offer payments, and we may seek such additional funding through public or private financings, collaborative arrangements, or other arrangements with third parties.  Additionally, as a result of our SEC Settlement Agreement related to the 2017 ICO, we may be prohibited from raising funds in an exempt offering pursuant to Regulation D under the Securities Act unless we receive a specific waiver from the SEC.  We can provide no assurance that we would receive such a waiver, so it may be difficult or impossible for our Company to raise additional funds if needed.

Even if we received requisite waivers, we cannot assure you that additional funds will be available on acceptable terms, if at all. We may receive additional funds upon the exercise from time to time of outstanding warrants and stock options, but we cannot assure you that any such warrants or stock options will be exercised or that the amounts received will be sufficient for our Company’s purposes.  If additional funds are raised by us pursuant to another coin offering, the value of existing AirTokens may decline materially.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our products, services or technologies that we would not otherwise relinquish. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect our Company’s business model to continue to evolve.

As digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Thus, in order to stay current with the industry, our Company’s business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. Such circumstances would have a material adverse effect on the ability of our Company to continue as a going concern, which would harm the business, prospects or operations of the Company and potentially the value of AirTokens.

Our Company is in an early stage of development and it may not be able to develop its business as anticipated.

Our Company was incorporated on January 19, 2016, and since inception we have developed one new business line, are in the process of implementing a second and discontinued a third in its entirety. We have generated a limited amount of revenue pursuant to our new business lines and we have a limited customer base. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Although our management believes that our current business plan has significant potential, our Company may never attain profitable operations and our management may not succeed in realizing its business objectives. If it is not able to execute our business plan as anticipated, the Company may not be able to achieve profitability, and the AirTokens may experience a material reduction in value.

We may not successfully implement our new business lines, which would adversely affect our operating results and the value of our AirTokens.

Our banQi app and alternative credit scoring and lending applications are both new and unproven business lines, and it is uncertain whether these new business lines will ever be successfully implemented and result in significant revenue for our Company. Our decision to abandon the Airfox Wireless business operations and enter into our current business operations could adversely affect our Company for any number of reasons including, but not limited to, our inability to attain profitability or our failure to succeed in realizing our business objectives. If we cannot successfully implement our new business lines as anticipated, our operating results will be adversely affected and the AirTokens may experience a material reduction in value.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•

Establish product sales and marketing capabilities;

•

Establish and maintain markets for our services products;

•

Identify, attract, retain and motivate qualified personnel;

•

Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using digital asset and blockchain technologies;

•

Develop outside contractor relationships;

•

Maintain our reputation and build trust with customers;

•

Scale up from small initial operations to larger scale operations on a consistent basis;

•

Contract for or develop the internal skills needed to master larger operational scales; and

•

Sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

If we fail to effectively manage our growth our business could suffer.

Our Company anticipates that a period of significant expansion will be required to achieve the objectives set forth in our current business plan. This expansion will place a significant strain on our Company’s management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls, and we must continue to establish qualified finance, administrative and operations staff. As a SEC reporting company, our Company and its management will have to implement internal controls to comply with government-mandated regulations. Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition, including the value of the AirTokens. See “Item 9A. Controls and Procedures.”

Our plan to develop relationships with strategic partners may not be successful.

Part of our business strategy is to maintain and develop strategic relationships with various third parties, such as companies in the retail, telecom, transportation, power and utilities, entertainment, and online/digital sectors and including our existing contractual relationships with Via Varejo and Mastercard Brasil. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners, including Via Varejo and Mastercard Brasil. If we are unsuccessful in our collaborative efforts, our ability to develop and market our products and services could be severely limited.

Our failure to maintain our Services Agreement with Via Varejo could have a material adverse effect on our business.

Our Services Agreement with Via Varejo is expected to provide us with significant amounts of revenue. The Services Agreement provides, among other things, that Via Varejo will promote our banQi app in Via Varejo stores (Casas Bahia) and online; (ii) make our Airfox marketing materials available in Via Varejo stores (Casas Bahia);  (iii) promote Via Varejo’s (Casas Bahia) digital in-store financing of consumer goods (“CDCI”) via our banQi app as the primary means of CDCI installment payments for Via Varejo’s customers; and (iv) provide incentives to Via Varejo’s employees to promote the digital CDCI and the banQi App.

We are highly dependent on this Services Agreement for the development of our business plan. If we fail to perform our obligations thereunder or Via Varejo terminates or otherwise breaches the Services Agreement, our Company’s business could be adversely affected. For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

We have incurred significant debt related to our Services Agreement with Via Varejo

Pursuant to our Services Agreement with Via Varejo our Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of September 30, 2019 (the “Notes”). The Notes are subordinated to any of our Company’s current or future outstanding indebtedness for borrowed money. The term of the Notes is five years unless terminated earlier by either our Company or Via Varejo for events detailed in the Notes agreement and Services Agreement. For additional information on the Services Agreement, see Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

Our level of indebtedness may limit our financial flexibility.

Our Company’s indebtedness may affect our operations in several ways, including, but not limited to: (i) putting our Company at a competitive disadvantage compared to similar companies that have less debt; and (ii) preventing us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, or causing us to incur higher costs and include more restrictive covenants for such financing.

These factors and other factors that could affect our ability to obtain additional financing, some of which may be beyond our control, could adversely affect our ability to take advantage of strategic opportunities that might otherwise benefit our Company, and could make our Company less attractive to potential acquirers.

For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

If the Notes are converted, our Company will issue a significant number of shares of common stock, and a change in our Company’s control will occur.

Pursuant to the terms of the Services Agreement and the Notes, at the option of Via Varejo, the Notes are convertible into shares of the Company’s common stock. Also, Via Varejo was granted call options whereby it may exercise the call options with respect to the conversion of the Notes and the purchase of certain shares of the Company’s common stock from our Company’s existing stockholders pursuant to an agreed upon stock purchase agreement. If the Notes are converted and the call options are exercised, Via Varejo will acquire a controlling interest in our Company comprised of up to 80% (but no less than a majority) of the issued and outstanding shares of our common stock, on a fully diluted basis. As a result, pursuant to this controlling interest and a stockholders agreement that will become effective upon the Note conversion, Via Varejo will be able to appoint a majority of the members of our Company’s board of directors and effectively control all major aspects of our Company.  Upon such a change of control, new management may have materially different business plans and goals than those described elsewhere in this Report on Form 10-K, which could have a material adverse effect on the utility, acceptance or value of the AirTokens. Additionally, new management could determine not to create a public trading market for the AirTokens if such a change in control occurs prior to our establishment of a public trading market for AirTokens.

For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

If the Notes are not converted prior to maturity, we will be required to repay the aggregate principal amount of the outstanding Notes, including the accrued interest on the Notes.

If the Notes are not converted prior to maturity by Via Varejo, we will be required to repay the aggregate principal amount of the outstanding Notes, including accrued interest, in cash. Based on our current cash balance and projected net uses of cash in the future, it is highly unlikely that we would be able to repay the aggregate principal amount at maturity in cash without securing additional capital or other financing. Such additional debt financing may not be available on favorable terms, or at all, and could increase our Company’s debt balance and result in significant expense to our Company. If our Company is unable to raise additional debt financing, we may be forced to raise additional equity financing.  Again, such equity financing may not be available on favorable terms, if at all. Additionally, because of the SEC Settlement Agreement, we may need to seek a waiver form the SEC before selling any additional equity, which could make it more difficult to consummate any such transaction. Management efforts to raise either additional debt or equity financing likely would require substantial time and effort and may divert management from implementation of our business plans.  Holders of AirTokens would have no preferential right to participate in any future financings undertaken by the Company. For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

Our failure to maintain our Program Agreement with MasterCard Brasil and Via Varejo could have a material adverse effect on our business.

Our Program Agreement with MasterCard Brasil and Via Varejo is expected to provide us with significant amounts of revenue in connection with our  banQi app. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, the Program Agreement will enable our Company to issue, expand and boost our banQi  Card base as well as the number of transactions and turnover (sales revenue) generated by banQi Cards. If our Company fails to perform our obligations under Program Agreement, or MasterCard Brasil or Via Varejo terminates or otherwise breaches the Program Agreement, our Company’s business could be adversely affected.

We have incurred a significant direct financial obligation related to our Program Agreement with MasterCard Brasil and Via Varejo.

The R$65,000,000 (approximately U.S.$15,973,857) Sales Revenue Incentive Prepayment made to our Company pursuant to the Program Agreement creates a direct financial obligation on our Company since the prepayment constitutes prepaid sales revenue from Mastercard Brasil to our Company. In the event the Program Agreement is terminated for certain reasons specified in the Program Agreement, pursuant to the provisions of the Program Agreement, we will be required to make to Mastercard Brasil full payment of the Sales Revenue Incentive Prepayment, plus interest, less any Sales Revenue Incentive Payment (as defined in the Program Agreement) earned by our Company, which could result in a material adverse effect on our business..

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the value of the AirTokens to vary greatly and even potentially expose us to litigation.

We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•

Fluctuating demand for our existing and potential products, including the banQi app;

•

Announcements or implementation by our competitors of new products;

•

Amount and timing of our costs related to our marketing efforts or other initiatives;

•

Timing and amounts relating to the expansion of our operations;

•

Our ability to enter into, renegotiate or renew key agreements;

•

Timing and amounts relating to the expansion of our operations;

•

Developing regulations relating to digital assets and blockchain technology; or

•

Economic conditions specific to our industry, as well as general economic conditions

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.  Additionally, unexpected costs associated with the rescission offer may have a material negative impact on our Company’s financial performance and negatively affect the utility, acceptance and value of the AirTokens.

Since there has been limited precedents set for financial accounting of Bitcoin, Ether, and other cryptocurrencies, it is unclear how the Company will be required to account for its AirToken transactions in the future.

Since there has been limited precedence set for the financial accounting of cryptocurrencies, the way that our Company will be required to account for AirToken transactions may change drastically in the future. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our Company’s financial statements. Such a restatement could negatively impact our Company’s financial condition and results of operation. Such circumstances could have a material adverse effect on our plan of business and the value of AirTokens.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services and address the rapidly evolving market for transactions on mobile devices, the use of our products and services and, consequently, our revenues could decline.

Rapid, significant, and disruptive technological changes continue to impact the industries in which we operate, including with respect to payment processors, mobile payments, e-commerce through social networks, authentication, virtual currencies, distributed ledger or blockchain technologies, near field communication, and other proximity or contactless payment methods, virtual reality, machine learning, and artificial intelligence. For instance, we expect our customers will be using mobile devices for their transactions and payments. We may lose customers if we are not able to continue to meet our customers’ mobile experience expectations.

We cannot predict the effects of technological changes on our business. We expect that new services and technologies applicable to our industry will continue to emerge and may be superior to, or render obsolete, the technologies we currently use or are developing in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and develop new technologies may be inhibited by industry-wide standards, payment networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors beyond management’s control. Our success will depend on our ability to develop and incorporate new technologies, address the challenges posed by the rapidly evolving market for mobile transactions through our platforms and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business and any future value of AirTokens could be harmed.

Substantial and increasingly intense competition within our industry may harm our business.

Alternative networks may be established that compete with or are more widely used than our network. It is possible that alternative networks could be established that utilize the same or similar proprietary code and protocol underlying our planned platform and attempt to facilitate services that are materially similar to our platform. Our network may compete with, be surpassed or superseded by these alternative networks, which could negatively impact our network, our platform and AirTokens.

Additionally, we compete against a wide range of businesses, most of which are larger than we are, have a dominant and secure position in the market (both in Brazil and globally), or offer other products and services to customers that we do not offer. The lending and payments industry is rapidly changing, highly innovative and subject to substantial regulatory oversight. Our competitors offer a wide range of payment services, some of which are the same or similar to our existing and planned products, including businesses that provide customers with other means of payments, including:

•

Paper-based transactions;

•

Providers of traditional electronic payment methods, including credit and debit cards;

•

Payment networks which facilitate payments for credit card users;

•

Providers of “digital wallets” which offer customers the ability to pay online and/or in store through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment cards;

•

Providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g. near field communication “NFC”) or host card emulation functionality to eliminate the need to swipe or insert a card or enter a personal identification number or password;

•

Providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number;

•

Money remitters;

•

Providers of card readers for mobile devices and of other point of sale and multi-channel technologies; and

•

Providers of virtual currencies and distributed ledger technologies.

We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and most of these companies have greater financial resources and substantially larger customer bases than we do, which may provide them with significant competitive advantages. These companies may devote greater resources than we do to the development, promotion and sale of products and services, and they may be more effective in introducing innovative, less expensive products and services that hinder our growth. Competing services that have partnered with or are tied to established banks and other financial institutions, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We expect that there will be continued mergers and acquisitions by or among these companies, which will lead to even larger competitors with more resources. We also expect to continue to see new entrants to our field, which offer competitive products and services. For example, traditional banks and other financial institutions currently offer online payments for their customers and are developing blockchain-based solutions. These factors may make it difficult or cost prohibitive for us to do business. If we are unable to gain market acceptance, differentiate ourselves from, and successfully compete with our competitors, our business and the value of AirTokens will be adversely affected.

Our ability to further develop our business depends on our ability to build a strong and trusted brand.

We cannot assure you that we will be able to successfully build our reputation or brand, especially with respect to the banQi brand. Building, maintaining, protecting and enhancing our reputation and brand are critical to expanding our customer base, as well as increasing strategic partnerships and developing new products. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. Our brand may already have experienced damage as a result of our settlement with the SEC relating to the 2017 ICO and could experience additional harm depending on the results of the rescission offer.  If we do not successfully maintain a strong and trusted brand, our business could be harmed, which could adversely affect the utility, acceptance or value of the AirTokens.

Customer complaints or negative publicity about our customer service could reduce usage of our products and, as a result, our business could suffer.

Our ability to successfully address customer complaints or negative publicity about our Company or the banQi app could severely diminish consumer confidence in and use of our products and services. Breaches of our customers’ privacy and our security measures could have the same effect. We expect to take certain measures to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities. Effective customer service requires significant expenses, which, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer, and we may lose our customers’ confidence. Additionally, our current business plan is dependent upon Via Varejo’s employees, pursuant to the Services Agreement, promoting the digital CDCI and banQi, and we may not be able to manage or control the customer service provided by Via Varejo’s personnel.

We may face challenges in expanding into new geographic regions outside of Brazil.

We may expand into new geographic regions outside of Brazil, and we will face challenges associated with entering markets in which we have limited or no experience. Offering our services in new geographic regions requires substantial expenditures and takes considerable time, and we may not recover our investments in new markets in a timely manner or at all. For example, we may be unable to attract a sufficient number of merchants, anticipate competitive conditions or adapt to and tailor our services to different markets. The development of our products and services globally exposes us to risks relating to staffing and managing cross-border operations; increased costs and difficulty protecting intellectual property and sensitive data; tariffs and other trade barriers; differing and potentially adverse tax consequences; increased and conflicting regulatory compliance requirements, including with respect to privacy and security; lack of acceptance of our products and services; challenges caused by distance, language, and cultural differences; exchange rate risk; and political instability. Also, regulatory schemes related to digital assets and blockchain technologies vary widely from jurisdiction to jurisdiction. Our efforts to develop and expand the geographic footprint of our operations may not be successful, which could limit our ability to grow our business or expand the utility or acceptance of the AirTokens.

Failure to attract customers, customer attrition or a decline in our customers’ growth rate could adversely affect our revenues.

As we expand our services, we will need customers to join our platform. We may not be able to get customers to join, or if we do, we may experience customer attrition resulting from several factors, including transfers of customer accounts to our competitors, and account closures that we may initiate due to heightened credit risks relating to contract breaches by customers. We cannot predict the level of acceptance or attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition, results of operations, or the value of the AirTokens.

Any acquisitions, partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate, potential acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership, and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services, or technologies that we acquire or with which we form a partnership or joint venture, and we may lose merchants and customers as a result of any acquisition, partnership, or joint venture. Furthermore, the integration of any acquisition, partnership, or joint venture may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue or impinge on our current business plans aimed at promoting the utility and acceptance of the AirTokens.

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including:

•

Networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;

•

Third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

•

Third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

The third parties that we rely on to process transactions may fail or refuse to process transactions adequately. Any of the third parties we use may breach their agreements with us, refuse to renew these agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competing services. Financial or regulatory issues, labor issues, or other problems that prevent these third parties from providing services to us or our customers could harm our business. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, harm our business or reduce the value of the AirTokens.

Our failure to manage our customer funds properly could harm our business.

We expect to hold a substantial amount of funds belonging to our customers, namely deposits in our customers’ banQi accounts. Our ability to manage and account accurately for the assets underlying our customer funds and comply with applicable regulatory requirements requires a high level of internal controls. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to properly manage our customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business and our ability to promote the utility or acceptance of the AirTokens.

We are dependent upon our key executives for future success and our failure to retain and attract qualified personnel could harm our business.

Our Company depends greatly on our Chief Executive Officer, Victor Santos. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that our Company will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of Mr. Santos, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our Company’s business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

In the future, the Company could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel in our industry is intense. We may need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms or at all.

Furthermore, we have limited resources and as such we may not able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and as a result we may face difficulty in finding qualified employees. Additionally, we can only afford a limited amount of director and officers’ insurance coverage, making it more likely that we would be unable to attract or retain experienced business executives. The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our planned activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

Using AirTokens as rewards creates speculative risk to our Company.

We may be required to purchase AirTokens at prevailing market rates in order to satisfy its need to satisfy contemplated rewards to customers and we may not able to foresee all of the risks the need to purchase AirTokens might entail.  At a minimum, the need to participate in the AirToken market exposes our Company to the extreme volatility in the market price of AirTokens.  Additionally, if we are unable to repurchase AirTokens for regulatory reasons or otherwise unable to repay rewards to our customers in AirTokens, we may be unable to implement our business plans and the future value of AirTokens may be materially diminished. Due to the rapidly evolving regulatory climate regarding cryptocurrencies that are securities, we cannot estimate when, if ever, AirTokens will be listed on any securities or cryptocurrency exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for AirTokens will ever develop or be sustained. Currently, there are no registered or approved third-party exchanges or other platforms to support the trading of AirTokens on the secondary market within the U.S.

Our Company will receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our Company’s actual or perceived failure to comply with such obligations could harm its business.

Our Company will receive, store, process and use personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws in Brazil and around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Our Company generally complies with industry standards and is subject to the terms of our privacy policies and privacy-related obligations to third parties. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Any failure or perceived failure by our Company to comply with its privacy policies, its privacy-related obligations to users or other third parties, or its privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause users to lose trust in our Company, which could have an adverse effect on our Company’s business or any acceptance of AirTokens. Additionally, if third parties with whom our Company works, such as advertisers, vendors or developers, violate applicable laws or our Company’s policies, such violations may also put our Company’s users’ information at risk and could have an adverse effect on our ability to implement our business plans to promote the utility and acceptance of the AirTokens.

Current and future litigation could adversely affect our Company.

Our Company is not currently involved in any material legal proceedings. However, it may become involved in other legal proceedings in its ordinary course of business. Additionally, the Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. As a result, even if we abide by all terms of the SEC Settlement Agreement and Commonwealth of Massachusetts order related to the offer and sale of our AirTokens, which we have not done in certain instances, we may nevertheless continue to have potential liability even after this rescission offer is complete due to our previous issuance of AirTokens in violation of the federal and state securities laws. In fact, on December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against our Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. To date, no complaint has been formally served on our Company. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings can represent a drain on our cash resources, as well as an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition, which could have a material adverse effect on the utility, acceptance or value of the AirTokens.

As a result of our inability to resolve certain accounting issues, we did not timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, which puts us in violation of Section 13(a) of the Exchange Act and the Settlement Agreement.

We are subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, which requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing Report on Form 10-Ks pursuant to Section 12(g) of the Exchange Act. Further, pursuant to the Settlement Agreement, our Company agreed to, among other things, file a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration. Certain written comments we previously received from the SEC staff, which are now resolved, related to the accounting treatment of the AirTokens. As a result of our inability to timely resolve these accounting issues, we did not timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, which put us in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, we did not timely file certain Current Reports on Form 8-K. As a result of our failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from us, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions. Additionally, in the event we ever become eligible to file a short-form S-3 registration statement (we currently do not meet the eligibility requirements), for a period of at least 12 months from the date of our June 30, 2019 From 10-Q filing (assuming we file all additional required filings on a timely basis), we will not be allowed to file a short-form S-3 registration.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and other foreign jurisdictions, including Brazil. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws (including changes to the tax treatment of digital assets). We intend to regularly assess all of these matters to determine the adequacy of our tax provision, but changes in applicable tax regulations or unanticipated tax-related liabilities and costs could have a material adverse effect on our ability to implement our business plans with a corresponding negative impact on the utility, acceptance or value of the AirTokens.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to SaaS products or digital assets in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits, or increased costs associated with compliance. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from using our banQi app or other products or otherwise harm our business and operating results or the value of the AirTokens.

Currency exchange rate fluctuations may disrupt our business and make our products less competitive, having a material adverse impact on our business.

We expect a substantial amount of our future revenue to arise from foreign net sales, in particular, Brazilian sales. Our Brazilian business operates in functional currencies other than the U.S. dollar. Products and services sold by our Company and the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries. Price increases caused by currency exchange rate fluctuations may make our products and services less competitive or have an adverse effect on our net revenues, margins and operating results. As a result, currency fluctuations may have a material adverse effect on our financial condition.

Our management team has limited experience managing a reporting company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Because our Company does not have nomination and corporate governance, audit or compensation committees, you will have to rely on the board of directors to perform these functions.

Our Company does not have a nomination and corporate governance, audit or compensation committee and these functions are performed by the board of directors as a whole, which is currently comprised of one director, our Chief Executive Officer, Victor Santos. Thus, there is a potential conflict in that the board member who is also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions. These decisions may not be in your best interests.

Our Company has limited the liability of its board of directors and management.

Our Company’s Restated Certificate of Incorporation limits the liability of our directors and generally provides that directors shall have no personal liability to the Company or its stockholders (which likely would include AirToken holders) for monetary damages for breaches of their fiduciary duties as directors, except pursuant to applicable Delaware law. Our bylaws provide for indemnification by the Company of our officers and directors to the fullest extent permitted by Delaware corporate law. Such provisions substantially limit AirToken holders’ ability to hold directors liable for breaches of fiduciary duty. Additionally, it is unclear if an issuer of digital tokens would owe any fiduciary obligations to its token holders.

We will incur increased costs as a result of operating as a reporting company, and our management will be required to devote substantial time to new compliance initiatives.

We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, our Company intends to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our Company’s periodic reports and other SEC filings, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After, and if ever, the Company is no longer an “emerging growth company,” it expects to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.

The Company’s internal controls over financial reporting may not be effective and its independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the Company’s business and reputation.

Pursuant to Section 404 of SOX, the Company will be required to furnish a report by its management on the Company’s internal control over financial reporting. However, while the Company remains an emerging growth company, it will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, the Company will be engaged in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, the Company will need to continue to dedicate internal resources, potentially engage outside consultants and counsel and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite the Company’s efforts, there is a risk that it will be able to conclude within the prescribed timeframe that its internal control over financial reporting is effective as required by Section 404 of SOX. As a result, AirTokens could decline in value due to a loss of confidence in the reliability of the Company’s financial statements. In addition, the Company may be required to incur costs in improving its internal control system and the hiring of additional personnel. Any such action could negatively affect the Company’s results of operations and cash flows.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected, including our ability to promote the utility and acceptance of the AirTokens.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

Interruption or failure of our information technology and communications systems could impair our operations, which could damage our reputation and harm our results of operations.

Our success and ability to process transactions and provide high quality customer service depend on the efficient and uninterrupted operation of our computer server and information technology systems. The failure of our computer systems and information technology to operate effectively or to integrate with other systems, performance inadequacy, or breach in security may cause interruptions in the availability of our platform, functionality of banQi, delays in product fulfillment, and reduced efficiency of our operations as well as reputational harm. Any failures, problems, or security breaches may mean that fewer customers are willing to use and purchase the services and products we offer, including the banQi app. Factors that could occur and significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failure sabotage, terrorist attacks and similar events, software errors, computer viruses, physical or electronic break-ins, and breaches of our customers’ personal information such as credit card numbers, passwords, or other personal information. Also, if too many customers attempt to use the banQi app within a short period of time due to any reason, we may experience system interruptions that make our services unavailable or prevent us from efficiently completing payment transactions, which will harm our reputation and adversely affect our operations.

Any disruptions or service interruptions that affect our existing and planned platform could damage our reputation, require us to spend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. Any of the above disruptions could harm our results of operations or the utility, acceptance or value of the AirTokens.

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services (including the banQi app) could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing, and transmission of customers’ personal data, including names, addresses, identification numbers, credit or debit card numbers, expiration dates, and bank account numbers. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. We could also be subject to breaches of security by hackers. Threats may occur by human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Concerns about security are increased when we transmit information. Electronic transmissions can be subject to attack, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information, and the integrity and availability of our products, services and systems, among other effects. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business and thereby reduce the value of the AirTokens.

As part of our business operations, we share information with third parties, including commercial partners, third-party service providers and other agents, who collect, process, store, and transmit sensitive data. Given the rules established by the payment scheme settlors, and applicable regulations, we may be held responsible for any failure or cybersecurity breaches attributed to these third parties insofar as they relate to the information we share with them. The loss, destruction, or unauthorized modification of data of the end users of payment services (e.g., payers, receivers, cardholders, merchants, and those who may hold funds and balance in their accounts) by us or our third-party service providers and other agents or through systems we provide could result in significant fines, sanctions, and proceedings or actions against us by the payment systems, governmental bodies or third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business, or result in the imposition of material financial liability.

Our encryption of data and other protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability, including payment scheme fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under state and federal laws or regulations or by the payment systems. In addition, a significant cybersecurity breach of our systems or communications could result in payment systems prohibiting us from processing transactions on their systems or the loss of any Brazilian Central Bank authorization we may obtain in the future to operate as a payment institution (instituição de pagamento) in Brazil, which could materially impede our ability to conduct business. We do not maintain insurance policies specifically for cyber-attacks.

We cannot assure that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use, modification, destruction or disclosure of data or enable us to obtain reimbursement from associated participants in the event we should suffer incidents resulting in unauthorized use, modification, destruction or disclosure of data. In addition, many of our associated participants are small- and medium-sized agents that have limited competency regarding data security and handling requirements and may thus experience data losses. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, which could have a material adverse effect on our business, financial condition, results of operations and the value of the AirTokens.

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, financial condition, results of operations and the value of the AirTokens.

Unauthorized disclosure of sensitive or confidential customer information or our failure or the perception by our customers that we failed to comply with privacy laws or properly address privacy concerns could harm our business and standing with our customers.

We collect, store, process, and use certain personal information and other user data in our business operations. A significant risk associated with payment processing, e-commerce and communications is the secure transmission of confidential information over public networks. The perception of privacy concerns, whether or not valid, may harm our business and results of operations. We must ensure that all processing, collection, use, storage, dissemination, transfer and disposal of data for which we are responsible comply with relevant data protection and privacy laws. The protection of our customer, employee and our data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential customer information, such as credit card and other personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or our vendors, could damage our reputation, expose us to litigation risk and liability, subject us to negative publicity, disrupt our operations and harm our business. Our security measures may fail to prevent security breaches, which could harm our business.

Our programs must integrate with a variety of operating systems and networks, and the hardware that enables merchants to accept payments must operate with mobile networks and mobile devices. If we are unable to ensure that our programs or hardware interoperate with such networks, operating systems and devices, our business may be seriously harmed.

Our business is dependent on the ability of our products and services to integrate with a variety of operating systems and networks, as well as web browsers that we do not control. Any changes in these systems or networks that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could seriously harm the levels of usage of our products and services. We also rely on bank platforms to process some of our transactions. If there are any issues with or service interruptions in these bank platforms, users may be unable to have their transactions completed, which would seriously harm our business.

We have business systems that do not have full redundancy.

While much of our processing infrastructure is located in multiple, redundant data centers, we have some core business systems that are located in only one facility and do not have redundancy. An adverse event, such as damage or interruption from natural disasters, power or telecommunications failures, cybersecurity breaches, criminal acts and similar events, with respect to such systems or the facilities in which they are located could impact our ability to operate the banQi app or otherwise conduct business and perform critical functions, which could negatively impact our financial condition and results of operations.

We partially rely on card issuers or card systems to process our transactions. Changes to credit card scheme fees, rules or practices may harm our business.

We partially rely on card issuers or card systems to process our transactions and must pay a fee for this service. From time to time, card systems may increase the interchange fees that they charge for each transaction using one of their cards. Credit card processors have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. In addition, card systems may impose special assessments for transactions that are executed through a “digital wallet,” and these fees could particularly affect us and significantly increase our costs. These increased fees increase our operating costs and reduce our profit margins.

We are also required by credit card systems (including Mastercard Brasil) to comply with their operating rules. The credit card systems and their member banks set and interpret these rules. The bank accounts offered by those member banks compete with our digital account services. Credit card companies that we partner with (including Mastercard Brasil) could adopt new operating rules or reinterpret existing rules that we or our processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide our customers the option of using credit cards to fund their payments and our users the option to pay their fees using a credit card. If we were unable to accept credit cards, our business would be seriously harmed.

We could lose the right to accept credit cards or could be required to pay fines if credit card systems determine that users are using our platform to engage in illegal or “high risk” activities, or if users generate a large volume of chargebacks related to fraudulent transactions. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our operations and for that reason our profitability and total transaction business could decline significantly.

We are susceptible to illegal or improper uses of our payment platforms, which could expose us to additional liability and harm our business.

Our payment platforms will be susceptible to potentially illegal or improper uses. This may include fraudulent sales of goods or services, software and other intellectual property piracy, money laundering, bank fraud, terrorist financing, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. The owners of intellectual property rights or government authorities may seek to bring legal action against us if our platform is used for the sale of infringing items. These claims could result in reputational harm and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

In addition, our payment processing services could be subject to unauthorized card use, identity theft, employee fraud or other internal security breaches. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by any breaches. Laws may require us to notify regulators, customers or employees of security breaches and we may be required to reimburse customers or banks for any funds stolen as a result of any breaches or to provide credit monitoring or identity theft protection in the event of a privacy breach. These requirements, as well as any additional restrictions that may be imposed by credit card companies, could raise our costs significantly and reduce our attractiveness.

In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in us losing the right to accept credit cards for payment. Our business will be harmed if we are unable to accept credit cards.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

The Airfox, AirToken and banQi brands are critically important to our Company’s business. The protection of our intellectual property, including our trademarks, any future patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

The contractual provisions that we enter into with employees, consultants, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries including Brazil where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of the Airfox, AirToken or banQi brands, our technologies or our intellectual property rights. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionalities of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may materially harm our business or affect the utility, acceptance or value of the AirTokens.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of our AirTokens.

We plan to take measures to protect us and AirTokens and other cryptocurrency assets owned or held by our Company from unauthorized access, damage or theft. However, regulations and commercial best practices for the storage and safeguarding of digital assets are ill-defined. Therefore, it is possible that our security measures or digital asset custody procedures may not prevent the improper access to, or damage or theft of AirTokens and other cryptocurrency assets held by our Company. A security breach could harm our reputation or result in the loss of some or all of the AirTokens and other cryptocurrency assets owned by our Company. A resulting perception that our measures do not adequately protect our Company’s cryptocurrency assets could adversely affect us and the value of AirTokens generally.

RISKS RELATED TO REGULATORY APPROVALS IN THE U.S. AND BRAZIL

Our business is subject to extensive government regulation and oversight as well as complex and overlapping rules that frequently change.

Our business is subject to laws, regulations, policies and legal interpretations in Brazil and the markets in which we operate, including, but not limited to, those governing banking, credit, deposit taking, cross-border and domestic money transmission, foreign exchange, privacy, data protection, cybersecurity, banking secrecy, payment services, consumer protection, cryptocurrency, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements which we are subject to involve extensive, complex and frequently changing.

As we expand into other international markets, we must comply with the laws of countries or markets in which we operate. There can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.  Any such violation could have a material adverse effect on our Company or the value of AirTokens.

Our business is subject to extensive government regulation and oversight in Brazil and our status under these regulations may change. Violation of, or our compliance with, present or future regulation could be costly, expose us to substantial liability, and force us to change our business practices, any of which could seriously harm our business and results of operations.

As a payment institution (instituição de pagamento) in Brazil, our business is subject to Brazilian laws and regulations relating to electronic payments in Brazil, comprised of Brazilian Federal Law No. 12,865/13 and related rules and regulations. If we fail to comply with the requirements of the Brazilian legal and regulatory framework, we could be prevented from carrying out our regulated activities, and we could be (i) required to pay substantial fines and disgorgement of our profits, (ii) required to change our business practices or (iii) subjected to insolvency proceedings such as an intervention by the Brazilian Central Bank. To date, we have not applied to the Brazilian Central Bank to be licensed as a payment institution and we cannot assure you that when we apply to be licensed as a payment institution, that we will obtain Brazilian Central Bank approval. Our failure to eventually obtain such approval would have material adverse effects on our business, including preventing us from launching our alternative credit scoring and peer-to-peer lending products. In addition, we currently operate as a payment scheme settlor pursuant to a Brazilian Central Bank license exemption, and depending on growth in volume of payments processed, will be subject to the applicable regulations to operate as a payment scheme settlor. Any disciplinary or punitive action by our regulators or failure to obtain required operating licenses could seriously harm our business and results of operations. Law No. 12,865/13 prohibits payment institutions like us from performing activities that are restricted to financial institutions, which could have a material impact on our planned peer-to-peer lending application.

Certain ongoing legislative and regulatory initiatives under discussion by the Brazilian Congress and the Brazilian Central Bank on the broader payments industry may result in changes to the regulatory framework of the Brazilian payments and financial industries and may have an adverse effect on us.

During 2018, the Brazilian Central Bank issued several regulations related to the Brazilian payments market, aiming to increase the use of electronic payments, increase competitiveness in the sector, strengthen governance and risk management practices in the industry, encourage the development of new solutions and the differentiation of products to consumers, and promote the increased use of electronic payments. Such measures include the following recently-enacted Central Bank regulations: (i) Circular 3,886/18, which defines and classifies sub-acquirers and determines conditions that require sub-acquirers to use centralized settlement via the Brazilian Interbank Payments Clearinghouse system; and (ii) Circular 3,887/18, which establishes that interchange fees on debit cards will be subject to a cap of up to 0.8% on debit transactions, and that debit card issuers must maintain a maximum average interchange fee of 0.5% on their total transaction volume, with each cap effective October 2018.

Also, on the financial market, Resolution 4,656/2018, enacted by the National Monetary Council created another two different types of financial institutions were included in the Brazilian regulation. These two financial institutions, “Peer-to-Peer Lending Companies” (“Sociedade de Empréstimo entre Pessoas”) and “Direct Credit Company” (“Sociedade de Crédito Direto” or “SCD”) are popularly called “Credit FinTechs.” The main difference between these two Credit FinTechs is that Peer-to-Peer Companies cannot grant loans using their own funds. It means that companies operating on a peer-to-peer model may only connect borrowers to investors. On the other hand, an SCD can grant loans using its own resources, like banks do.

While a payment institution, in special cases, may operate without an approval from the Brazilian Central Bank, a Peer-to-Peer Lending company or a SCD is prohibited to operate without this approval. Although we intend to grant loans in the future, these plans are not fully structured, and we are aware of our obligation to seek an approval from the Brazilian Central Bank prior to granting any loans to our clients.

In addition to such recently enacted regulations, there are legislative and regulatory initiatives currently being discussed by the Brazilian Congress, the Brazilian Central Bank and the broader payments industry which may modify the regulatory framework of the Brazilian payments and financial industries. For instance, there has been discussion in the Brazilian Congress about the payment cycle currently in place in the Brazilian payments market. Should these discussions lead the Brazilian Central Bank, as the competent authority over the market, to implement a reduction in existing payment cycles, this could adversely affect payment services relating to credit card installment receivables that are commonly used by merchants in Brazil. Any reduction in payment cycles could significantly negatively impact our planned working capital solutions business, which could adversely affect our business, revenues and financial condition. These discussions are in various phases of development, whether as part of legislative, regulatory or private initiatives in the industry and the overall impact of any such reform proposals is difficult to estimate. Any such changes in laws, regulations or market practices have the potential to force us to materially change our existing and future business plans, which could have a negative effect on the utility, acceptance or value of the AirTokens.

We are subject to costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products. Specifically, developments in data protection and privacy laws could harm our business, financial condition or results or operations.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our results of operations. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations in Brazil that affect us include: those relating to consumer products, product liability or consumer protection; those relating to the manner in which we advertise, market or sell products; labor and employment laws, including wage and hour laws; tax laws or interpretations thereof; bank secrecy laws, data protection and privacy laws and regulations; the use of cryptocurrency; and securities and exchange laws and regulations. For instance, data protection and privacy laws are developing to take into account the changes in cultural and consumer attitudes towards the protection of personal data. We cannot assure you that we will have sufficient financial resources to comply with any new regulations or successfully compete in the context of a shifting regulatory environment.

On August 14, 2018, the President of Brazil approved Law No. 13,709/2018, a comprehensive data protection law establishing general principles and obligations that apply across multiple economic sectors and contractual relationships (Lei Geral de Proteção de Dados) or the “LGPD”. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and will affect all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment. The obligations established by LGPD will become effective within 24 months from the date of publication of the law, by which date all legal entities will be required to adapt their data processing activities to these new rules. Any additional privacy laws or regulations enacted or approved in Brazil or in other jurisdictions in which we operate could seriously harm our business, financial condition or results of operations.

On August 16, 2018, the Brazilian Central Bank approved Circular 3,909, which establishes requirements for the engaging of data processing, storage and cloud computing services by payment institutions authorized to operate by the Brazilian Central Bank and determines the mandatory implementation of a cybersecurity policy. In this regard, Circular 3,909 requires payment institutions to draw up an internal cybersecurity policy and to include specific mandatory clauses in contracts regarding data processing, storage and cloud computing services. Circular 3,909 became effective on September 1, 2019. All payment institutions are required to adapt their activities and agreements to these new rules in accordance with the timeline for adequacy established by Circular 3,909.

Also, in addition to the LGPD, financial institutions and payments institutions are required to comply with bank secrecy Law 105/2001.

In particular, as we seek to establish banQi as a trusted and secure platform for commerce, and as we expand our network of sellers and buyers and facilitate their transactions and interactions with one another, we will increasingly be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our employees and our merchants and their customers. As with the other laws and regulations noted above, these laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other local, state, federal, or international privacy or consumer protection-related laws and regulations could cause sellers or their customers to reduce their use of our products and services and could materially and adversely affect our business, including the use, acceptance or value of the AirTokens.

Changes in tax laws, regulations, and Brazilian political instability may harm our results of operations.

Changes in tax laws, regulations, related interpretations and tax accounting standards in Brazil, may result in a higher tax rate on our earnings, which may significantly reduce our profits and cash flows from operations. The Brazilian Tax System is governed by the Federal Constitution, the Brazilian Tax Code, complementary laws, ordinary laws, resolutions of the Federal Senate, and State and Municipal laws. All the three jurisdiction levels (i.e. the Federal Union, States and Municipalities) are authorized to create taxes to be levied on different events.

The plurality of tax entities and the political instability reflects on changes on tax burden and fiscal war among the different jurisdictions. Due to this scenario, many of the taxes levied upon companies’ activities and its results, can be affected. Also, specifically on our payment processing activities, that are subject to a Municipal Tax on Services (“Imposto Sobre Serviços,” or “ISS”), any increases in ISS rates would also harm our profitability.

Brazilian government authorities at the federal, state and local levels are currently considering changes in tax laws in order to cover budgetary shortfalls resulting from the recent economic downturn in Brazil. If these proposals are enacted, they may harm our profitability by increasing our tax burden, increasing our tax compliance costs, or otherwise affect our financial condition, results of operations and cash flows. Tax rules in Brazil, particularly at the local level, can change without notice. We may not always be aware of all such changes that affect our business, and we may therefore fail to pay the applicable taxes or otherwise comply with tax regulations, which may result in additional tax assessments and penalties for our business, reducing the resources our Company can devote to further the utility and acceptance of the AirTokens.

Failure to deal effectively with fraud, fictitious transactions, bad transactions or negative customer experiences would increase our loss rate and harm our business and could severely diminish customer confidence in and use of our programs and platform.

We expect to incur losses and expenses due to claims from consumers that merchants have not performed or that their goods or services do not match the merchant’s description. We seek to recover these losses and expenses from the merchant but may not be able to recover them in full when the merchant is unwilling or unable to pay. We also may incur losses and expenses from claims that the consumer did not authorize the purchase, from consumer fraud and from erroneous transmissions. In addition, if losses related to card transactions become excessive, they could potentially result in a loss of our right to accept cards for payment. In the event that we were unable to accept cards, the number of transactions processed through our platform would decrease substantially and our business would be harmed. We are also subject to the risk of fraudulent activity by merchants, consumers of products purchased through our platform, or third parties handling our user information. We expect to take measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be materially harmed, and the value of the AirTokens could be diminished.

We are subject to anticorruption, anti-bribery and anti-money laundering laws and regulations.

We are subject to various anticorruption, anti-bribery and anti-money laundering laws and regulations that prohibit, among other things, our involvement in improper payments to certain public officials for the purpose of obtaining advantages or in transferring the proceeds of criminal activities. We are developing programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with anticorruption, anti-bribery and anti-money laundering laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm.

The main law regarding anti-money laundering is Law 9,613/1998, that establishes crimes, liabilities and fines. In addition, as a payment institution, we are required to comply with Circular 3,461, enacted in 2009 by the Brazilian Central Bank. This regulation requires legal entities to implement policies regarding AML procedures and other requirements to prevent the occurrence of such crimes.

A relevant number of legal entities, such as financial institutions and payment institutions are under the surveillance of COAF. Brazilian Central Bank regulation establishes situations that shall be reported to COAF, such as suspicious activities.

Regulators may increase enforcement of these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor our transactions. Regulators regularly reexamine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow could harm our business and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product improvements, make it more difficult for new customers to join our network and reduce the attractiveness of our products and services, including our banQi app or the AirTokens.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We are, and may be in the future, party to legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business or from extraordinary corporate, tax or regulatory events, involving our clients, suppliers, customers, as well as competition, government agencies, tax and environmental authorities, particularly with respect to civil, tax and labor claims. Our indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our indemnity rights, they could have a material adverse effect on our business, financial condition and results of operations. Further, even if we adequately address issues raised by an inspection conducted by an agency or successfully defend our case in an administrative proceeding or court action, we may have to set aside significant financial and management resources to settle issues raised by such proceedings or to those lawsuits or claims, which could adversely affect our business.

Additionally, if we become a party in any future litigation, whether with our clients, the government or any other third parties, if we do not prevail in the lawsuit that we are a party to, we may be responsible to reimburse costs related to attorney fees, litigation costs and expenses.

RISKS RELATING TO DOING BUSINESS IN BRAZIL

The e-commerce market in Brazil is developing, and the expansion of our business depends on the continued growth of e-commerce, as well as increased availability, quality and usage of the internet in Brazil.

Our future revenues from digital payments depend substantially on consumers’ widespread acceptance and use of the internet as a way to conduct commerce. Rapid growth in the use of the internet (particularly as a way to provide and purchase products and services) is a relatively recent phenomenon in Brazil, and we are providing no assurance that this acceptance and usage will continue or increase. Furthermore, if the penetration of internet access in Brazil does not increase quickly, it may limit our potential growth, particularly in regions with low levels of internet quality and access or low income, or the acceptance and use of AirTokens.

Internet usage in Brazil may never reach the levels seen in more developed countries for reasons that are beyond our control, including the lack of necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. The infrastructure for the internet in Brazil may not be able to support continued growth in the number of users, their frequency of use or their bandwidth requirements. Delays in telecommunication and infrastructure development or other technology shortfalls may impede improvements in internet reliability in Brazil. If telecommunications services are not sufficiently available to support the growth of the internet in Brazil, response times could be slower, which would reduce internet usage and impede the implementation of our business plans. In addition, even if internet penetration in Brazil increases, this may not lead to growth in e-commerce due to a number of factors, including lack of confidence by users in online security.  Likewise, Brazilian consumers may be slower to embrace blockchain or cryptocurrency solutions than consumers in other countries.

Furthermore, the price of internet access and internet-connected devices, such as personal computers, tablets, mobile phones and other portable devices, may limit our growth, particularly in parts of Brazil with low levels of income. Income levels in Brazil are significantly lower than in the United States and other more developed countries, while prices of both portable devices and internet access in Brazil are higher than in those countries. Income levels in Brazil may decline, and device and access prices may increase in the future.  As adoption of our banQi app is at least partially dependent upon access to mobile phones by a large and increasing cohort of consumers, these factors may inhibit our Company’s growth and development and the use, functionality and value of the AirTokens.

Any of these factors could limit our ability to generate revenue in future.

The Brazilian federal government has exercised, and continues to exercise, significant influence over the Brazilian economy. This involvement as well as Brazil’s political and economic conditions could harm us.

The Brazilian federal government frequently exercises significant influence over the Brazilian economy and occasionally makes significant changes in policy and regulations. The Brazilian government’s actions to control inflation and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, foreign exchange rate controls, currency devaluations, capital controls and limits on imports. We have no control over and cannot predict what measures or policies the Brazilian government may take in the future. We may be harmed by changes in Brazilian government policies, as well as general economic factors, including, without limitation:

•

growth or downturn of the Brazilian economy;

•

interest rates and monetary policies;

•

exchange rates and currency fluctuations;

•

inflation;

•

liquidity of the domestic capital and lending markets;

•

import and export controls;

•

exchange controls and restrictions on remittances abroad;

•

modifications to laws and regulations according to political, social and economic interests;

•

fiscal policy and changes in tax laws;

•

economic, political and social instability;

•

labor and social security regulations;

•

energy and water shortages and rationing;

•

modification of laws and regulations applicable to cryptocurrency and electronic payments; and

•

other political, social and economic developments in or affecting Brazil.

In addition, Brazil recently experienced a recession and although Brazil’s gross domestic product is now increasing, weak macroeconomic conditions are expected to continue for an indeterminate time. We cannot predict what measures the Brazilian federal government will take in the face of mounting macroeconomic pressures or otherwise.

Uncertainty over whether the Brazilian federal government will implement changes in policy or regulation affecting these or other factors in the future may affect economic performance and contribute to economic uncertainty in Brazil, which may have an adverse effect on us. Recent economic and political instability has led to a negative perception of the Brazilian economy and higher volatility in the Brazilian securities markets, which also may adversely affect us.

The ongoing economic uncertainty and political instability in Brazil may harm us.

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected and continue to affect the confidence of investors and the general public, which have historically resulted in economic deceleration and heightened volatility in the securities issued by companies dependent on the Brazilian market.  Because our primary market is Brazil, any economic disruptions in this country could have a similar effect on the value of the AirTokens.

The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment. Although the Brazilian economy is now in recovery, weak macroeconomic conditions in Brazil are expected for an indeterminate time. In addition, various ongoing investigations into allegations of money laundering and corruption being conducted by the Office of the Brazilian Federal Prosecutor, including the largest such investigation, known as “Operação Lava Jato”, have impacted the Brazilian political environment. Members of the Brazilian government as well as senior officers of large state-owned companies have faced or are currently facing allegations of corruption and money laundering as a result of these investigations. These individuals are alleged to have accepted bribes by means of kickbacks on contracts granted by the government to several infrastructure, oil and gas and construction companies. The profits of these kickbacks allegedly financed the political campaigns of political parties forming the previous government’s coalition that was led by former President Dilma Rousseff, which funds were unaccounted for or not publicly disclosed. These funds were also allegedly destined toward the personal enrichment of certain individuals. A number of senior politicians, including members of Congress, and high-ranking executive officers of major corporations and state-owned companies in Brazil have been arrested, convicted of various charges relating to corruption, entered into plea agreements with federal prosecutors and/or have resigned or been removed from their positions. The potential outcome of Operação Lava Jato as well as other ongoing corruption-related investigations is uncertain, but they have already hurt the image and reputation of those companies that have been implicated as well as the general market perception of the Brazilian economy, political environment and the Brazilian capital markets. We have no control over, and cannot predict, whether such investigations or allegations will lead to further political and economic instability or whether new allegations against government officials will arise in the future.

In addition, political demonstrations in Brazil over the last few years have affected the development of the Brazilian economy and investors’ perceptions of Brazil. For example, street protests, which started in mid-2013 and continued through 2016, demonstrated the public’s dissatisfaction with the worsening Brazilian economic condition (including an increase in inflation and fuel prices as well as rising unemployment), the perception of widespread corruption, as well as the potential for severe water and electricity rationing following a decrease in rainfall and water reservoir levels throughout Brazil in early 2016.

Any of the above factors may create additional political uncertainty, which could harm the Brazilian economy and, consequently, our business and the use, acceptance and value of the AirTokens.

Inflation and certain measures by the Brazilian government to curb inflation have historically harmed the Brazilian economy and Brazilian capital markets, and high levels of inflation in the future would harm us.

In the past, Brazil has experienced extremely high rates of inflation. Inflation and some of the measures taken by the Brazilian government in an attempt to curb inflation have had significant negative effects on the Brazilian economy generally. Inflation, policies adopted to curb inflationary pressures and uncertainties regarding possible future governmental intervention have contributed to economic uncertainty and heightened volatility in the Brazilian capital markets.

According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, Brazilian inflation rates were 4.31%, 3.69% and 2.95% in 2019, 2018 and 2017, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government’s intervening in the economy and introducing policies that could harm our business. In the past, the Brazilian government’s interventions included the maintenance of a restrictive monetary policy with high interest rates that restricted credit availability and reduced economic growth, causing volatility in interest rates. Conversely, more lenient government and Brazilian Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation, and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us.

Exchange rate instability may have adverse effects on the Brazilian economy and our business.

The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the Brazilian real (“real”) is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. There can be no assurance that the real will not again depreciate against the U.S. dollar or other currencies in the future.

A devaluation of the real relative to the U.S. dollar could create inflationary pressures in Brazil and cause the Brazilian government to, among other measures, increase interest rates. It would also reduce the U.S. dollar value of our results. Restrictive macroeconomic policies could reduce the stability of the Brazilian economy and harm our results of operations and profitability. In addition, domestic and international reactions to restrictive economic policies could have a negative impact on the Brazilian economy. A devaluation of the real relative to the U.S. dollar may also, as in the context of the current economic slowdown, decrease consumer spending, increase deflationary pressures and reduce economic growth.

On the other hand, an appreciation of the real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. Depending on the circumstances, either devaluation or appreciation of the real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, as well as our business, results of operations and profitability.

Infrastructure and workforce deficiency in Brazil may impact economic growth and have a material adverse effect on us.

Our performance depends on the overall health and growth of the Brazilian economy. Brazilian GDP growth has fluctuated dramatically over the past few years. General economic growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us and our business plans related to the banQi app and the AirTokens.

Internet regulation in Brazil is recent and still limited and several legal issues related to the internet are uncertain.

In 2014, Brazil enacted a law, which we refer to as the internet Act, setting forth principles, guarantees, rights and duties for the use of the internet in Brazil, including provisions about internet service provider liability, internet user privacy and internet neutrality. In May 2016, further regulations were passed in connection with the internet Act. Legal uncertainty arising from the limited guidance provided by current laws in force allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. This legal uncertainty allows for rulings against us and could set adverse precedents, which individually or in the aggregate could seriously harm our business, results of operations and financial condition. In addition, legal uncertainty may harm our customers’ perception and use of the banQi app or future products or services, including any involving the AirTokens.

We may face restrictions and penalties under the Brazilian Consumer Protection Code.

Brazil has a series of strict consumer protection laws, referred to together as the Consumer Protection Code (Código de Defesa do Consumidor). These laws apply to all companies in Brazil that supply products or services to Brazilian consumers. They include protection against misleading and deceptive advertising, protection against coercive or unfair business practices and protection in the formation and interpretation of contracts, usually in the form of civil liabilities and administrative penalties for violations. These penalties are often levied by the Brazilian Consumer Protection Agencies (Fundação de Proteção e Defesa do Consumidor, or “PROCONs”), which oversee consumer issues on a district-by-district basis. Companies that operate across Brazil may face penalties from multiple PROCONs, as well as from the National Secretariat for Consumers (Secretaria Nacional do Consumidor, or “SENACON”). Companies may settle claims made by consumers via PROCONs by paying compensation for violations directly to consumers and through a mechanism that allows them to adjust their conduct, called a conduct adjustment agreement (Termo de Ajustamento de Conduta “TAC”). Brazilian Public Prosecutors may also commence investigations of alleged violations of consumer rights, and the TAC mechanism is also available as a sanction in those proceedings. Companies that violate TACs face potential automatic fines. Brazilian Public Prosecutors may also file public civil actions against companies who violate consumer rights, seeking strict observation of the consumer protection laws and compensation for any damages to consumers.

We are also subject to potential claims and lawsuits made and filed by our customers, who may seek compensation for various, unknown amounts of damages on a wide variety of matters regarding consumer protection.

Any changes in macroeconomic conditions may reduce the volume and prices of transactions on our payments platforms and harm our growth strategies and business prospects.

Our operating results are affected by the condition of the overall Brazilian economy. Our business and financial performance may be harmed by current and future economic conditions that cause a decline in business and consumer spending (whether in Brazil or globally), including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operations as a result of economic pressures.

As a business that depends indirectly on consumer discretionary spending, we may suffer harm if our customers reduce their purchases due to continued job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, lower consumer confidence, uncertainty or changes in tax policies and tax rates. Decreases in customer traffic or average value per transaction negatively affect our financial performance, and a prolonged period of depressed consumer spending could seriously harm our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect our profitability. The potential effects of the ongoing economic crisis in Brazil are difficult to forecast and mitigate. Any of the foregoing could seriously harm our business, results of operations and financial condition and could cause the value of the AirTokens to decline.

GENERAL RISKS RELATED TO OWNING AIRTOKENS

The prices of cryptocurrencies, such as AirTokens, are extremely volatile.

Fluctuations in the price of cryptocurrencies could subject AirTokens to significant price volatility, The price of cryptocurrencies, including AirTokens, is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of cryptocurrencies, government monetary policies, regulatory measures that restrict the use of cryptocurrencies and global political, economic or financial events. In addition, a decrease in the price of one cryptocurrency may cause volatility in the entire cryptocurrency industry, including the value of AirTokens. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of AirTokens and cryptocurrencies to fluctuate dramatically.

The regulatory regime governing cryptocurrencies is still developing, and regulatory changes or actions may alter the nature of an investment in AirTokens or restrict the use of AirTokens in a manner that adversely affects holders and the Company’s business plans.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions (including Brazil) and are subject to significant uncertainty. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact our Company and the value of AirTokens. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against our Company. The variation among applicable laws and regulations across multiple jurisdictions may result in materially different consequences to holders of AirTokens based upon their respective country of residence. New or changing laws and regulations or interpretations of existing laws and regulations (whether in the U.S., Brazil or elsewhere) could have material adverse consequences to you and our Company, including, but not limited to: our ability to issue AirTokens and utilize AirTokens as part of our business plan, the transferability of AirTokens, the value of AirTokens, the liquidity and market price of AirTokens, and your ability to access marketplaces that trade AirTokens.

The development and acceptance of transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on our business plans related to any future use of AirTokens, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies and our related business plans include, but are not limited to:

•

Continued worldwide growth in the adoption and use of cryptocurrencies;

•

Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;

•

The maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;

•

The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•

General economic conditions and the regulatory environment relating to cryptocurrencies (whether in the U.S., Brazil or elsewhere); and

•

Negative consumer sentiment and perception of cryptocurrencies in general.

We cannot predict with certainty any outcome regarding use of cryptocurrencies, and any of the above factors may have a material adverse effect on our business and the price of AirTokens.

AirTokens might be used for illegal or improper purposes, which could expose our Company to additional liability and harm its business.

AirTokens may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, other online misconduct. AirToken holders may also encourage, promote, facilitate, or instruct others to engage in illegal activities or improper conduct. Despite measures our Company intends to take to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of AirTokens. Our business or the value of AirTokens could be harmed if customers use AirTokens or the banQi app for illegal or improper purposes.

Incorrect or fraudulent AirToken transactions may be irreversible.

AirToken transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, AirToken and other cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of an AirToken or other cryptocurrency or the theft of an AirToken or other cryptocurrency generally will not be reversible, and our Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, AirTokens could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events on a large enough scale would have a material adverse effect on our operations and the value of AirTokens.

AirTokens may be subject to loss, damage, theft or restriction on access, which could decrease the value of AirTokens.

A private key, or a combination of private keys, will be necessary to control the AirTokens stored in a digital wallet. Accordingly, any loss of the requisite private keys will result in loss of the AirTokens, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal the AirTokens. Any errors or malfunctions caused by or otherwise related to your digital wallet to receive and store AirTokens, including failure to properly maintain or secure such digital wallet, may also result in your complete loss of AirTokens. If you lose access to your AirTokens, you could suffer a complete loss and would have no rights to seek any recovery from Company.

If part or all of the AirTokens are lost, stolen or destroyed under circumstances rendering a party liable to our Company, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our Company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrencies. Consequently, we may be unable to replace missing AirTokens or seek reimbursement for any erroneous transfer or theft of AirTokens. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of AirTokens.

The AirTokens are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, AirTokens are uninsured unless you specifically obtain private insurance to insure them. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation, or private insurance arranged by our Company, to offer recourse to you.

Trading or holding AirTokens could expose you to various cyber security risks.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes, such as AirTokens, may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. While we have taken steps to protect AirTokens from hacks and have engaged in the development of the backup systems for AirTokens, our Company is not immune to changes that effect the entire blockchain ecosystem or industry. Such changes as being subject to a hacking event could adversely affect our Company in unpredictable ways, including adversely affecting the utility, acceptance and value of the AirTokens.

Neither you, as a holder of AirTokens, nor our Company, will have control over the Ethereum blockchain framework.

AirTokens are comprised of technologies that depend on the Ethereum blockchain protocol to run certain software programs to process transactions. Because of this decentralized model, our Company and holders of AirTokens have limited or no control over the Ethereum network, which has its independent and separate governance protocols and rules.  Changes to the protocol governing the Ethereum network or its declining use or acceptance may have a material adverse effect on the utility, acceptance and value of AirTokens.

The open-source structure of portions of the Ethereum blockchain protocol means that our network may be susceptible to developments by users or contributors who could damage our network and our Company’s reputation and could affect the utilization of the network and the AirTokens.

Our network operates based on the Ethereum blockchain protocol, portions of which are open-source. Our network will not be represented, maintained or monitored by an official organization or authority.  The open-source nature of portions of the Ethereum protocol means that it may be difficult for our Company  to maintain or develop our network, and our Company may not have adequate resources to address emerging issues or malicious programs that develop within the network adequately or in a timely manner.  Third parties not affiliated with our Company may introduce weaknesses or bugs into the core infrastructure elements of the network and open-source code which may negatively impact the network.  Such events may result in a loss of trust in the security and operation of our network and a decline in user activity and could negatively impact the market price of the AirTokens.  Additionally, because the protocol and other portions of our network’s technology is open-source, anyone can copy and disseminate the source code either in the same form or with modifications as a “fork.”

The tax treatment of AirTokens is uncertain, and developments in tax laws could impact the tax treatment of AirTokens.

The tax characterization of AirTokens is uncertain, and you must seek your own tax advice in connection with your purchase, holding, use, sale or exchange of AirTokens or the consequences of participating in the rescission offer. You should consult with and must rely upon the advice of your own professional tax advisors with respect to the United States and non-U.S. tax treatment of your purchase, holding, use, sale or exchange of AirTokens. Transactions involving digital currencies or tokens, are relatively new. It is possible that the Internal Revenue Service (“IRS”) may challenge Company’s intended treatment of the AirTokens, and that the tax consequences of purchasing or holding AirTokens could differ materially from those anticipated by our Company. We are providing no assurances or representations of any kind regarding any potential tax consequences related to purchasing, holding, using, selling or exchanging AirTokens. Federal or state legislation may be enacted, or guidance may be issued, by the IRS (or other governmental authorities), possibly with retroactive effect, impacting your tax obligations with respect to the AirTokens. Future changes in the tax laws (or future administrative or judicial interpretations) could materially and negatively impact your tax treatment with respect to the AirTokens.  We make no representation or warranty as to the applicability of any particular tax regime to the AirTokens, to the timing of any taxable event with respect to the AirTokens or to the method of calculation of any such taxes.

SPECIFIC RISKS RELATED TO OWNING AIRTOKENS

Holders of AirTokens do not have rights as stockholders of our Company

AirTokens are not capital stock, and do not currently provide holders with any type of (i) dividend rights; (ii) equity or debt conversion; (iii) sinking fund provisions; (iv) redemption provisions; (v) voting rights (vi) liquidation rights; or (vii) preemption rights, that are typically conferred upon the holders of capital stock.

AirTokens are subject to transfer restrictions.

AirTokens are subject to restrictions on their transfer, including restrictions imposed by the Securities Act or similar state securities laws, therefore, they cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. If we determine to register your AirTokens under the Securities Act, significant delays in the transferability of AirTokens could occur, and our Company likely would incur additional material expenses. Also, if we issue additional AirTokens to customers in Brazil as rewards, we may be required to comply with an exemption from registration under the Securities Act provided by Regulation S, which contains a number of transfer and other restrictions that will be imposed on the AirTokens. Any restrictions on AirTokens, regardless of form, could have an adverse effect on our ability to issue AirTokens and utilize AirTokens as part of our business plan, the transferability of AirTokens, the value of AirTokens, the liquidity and market price of AirTokens, and your ability to access marketplaces that trade AirTokens.

Further, the market price of AirTokens may decline when the transfer restrictions or other restrictions on of AirTokens lapse. Also, if you are not a participant in our rewards program, the additional AirTokens issued could dilute your AirToken ownership interest.

There is currently no public trading market for AirTokens, and an active and liquid trading market for AirTokens may not develop.

Since November 16, 2018, the date of the SEC Settlement Order, the AirToken smart contract has been “locked,” meaning AirTokens cannot be transferred on the blockchain. AirTokens are not listed on any securities or, to our knowledge, any cryptocurrency exchange or other established public trading market. Currently, AirTokens have not been accepted for listing on any securities or cryptocurrency exchange or other established public trading market. We believe that no cryptocurrency exchange that previously listed AirTokens for trading continues to list AirTokens. Due to the rapidly evolving regulatory climate regarding cryptocurrencies that are securities, we cannot estimate when, if ever, AirTokens will be listed on any securities or cryptocurrency exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for AirTokens will ever develop or be sustained. Currently, there are no registered or approved third-party exchanges or other platforms to support the trading of AirTokens on the secondary market. Some such exchanges require an issuer to pay material fees to list their tokens.  If we elect in the future to be listed on such exchanges, the applicable listing fees could have a material adverse impact on our revenues or our ability to implement our business plans. The lack of an active and liquid trading market may impair your ability to sell your AirTokens at the time you wish to sell them or at a price that you consider reasonable.

Our AirToken network may not be widely adopted and may have limited number of active users.

We expect to create a web-based peer-to-peer lending application that uses AirTokens and blockchain technology to source a global pool for micro-financiers and investors who wish to extend interest-free microloans to micro entrepreneurs who are building a better future for themselves and their families, or interest-bearing loans to a diversified pool of loan recipients with varying degrees of risk vs. yield.  Importantly, this peer-to-peer based lending application remains in development and likely subject to regulatory approval.  Therefore, we can provide no assurance that the peer-to-peer lending application will ever be operational or make use of AirTokens It is possible that our network may not become popular or be used by a large number of individuals, companies and other entities or that there will be limited public interest in the creation and development of its ecosystems. Such lack of use or interest could negatively impact the growth and development of the network and the potential value of AirTokens.  Additionally, existing and future regulations, whether in the U.S., Brazil or elsewhere, may materially hinder the launch of such application or constrain its adoption.

Alternative networks may be established that compete with or are more widely used than our network.

It is possible that alternative networks could be established that utilize the same or similar proprietary code and protocol underlying our network and attempt to facilitate services that are materially similar to our platform. Our network may compete with, or be surpassed or superseded by, these alternative networks, which could negatively impact our network, our platform and the value of the AirTokens.

AirTokens may be subject to rules related to low-priced equity securities, which may make it harder for you to sell your AirTokens.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and are subject to significant uncertainty. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks,” and it is possible that AirTokens may become subject to penny stock rules in the future. Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. If AirTokens become subject to the penny stock rules in the future, these requirements may have the effect of reducing the level of trading activity in AirTokens on any securities or cryptocurrency exchange that list the AirTokens, which could reduce the value of the AirTokens.

Use of AirTokens is governed by our Amended and Restated AirToken Terms & Conditions, which may be amended by our Company at any time in our sole discretion.

The use of AirTokens is governed by our Amended and Restated AirToken Terms & Conditions, and we may amend or revise the our Amended and Restated AirToken Terms & Conditions at any time without your consent. Amendments may include imposing restrictions on the transfer or use of the AirTokens, which could have a material adverse effect on the value of the AirTokens or may result in the AirTokens not having any functional utility whether related to the planned peer-to-peer lending application or otherwise.

RISKS RELATED TO OUR RESCISSION OFFER

We may continue to have potential liability even after our rescission offer is closed and all eligible claims are fully paid due to our issuances of securities in possible violation of the federal and state securities laws.

The Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if a Potential AirToken Claimant affirmatively rejected or failed to accept the rescission offer, such person may continue to have a right of rescission under the Securities Act after our rescission offer is closed and all eligible claims are fully paid. SEC staff takes the position that a person's federal right of rescission may survive the rescission offer. Should any Potential AirToken Claimants reject the rescission offer, expressly or by failing to timely and properly return a claim form, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the AirTokens have been sold. It may also be possible that we may face contingent liability for noncompliance with applicable state securities laws other than Massachusetts. See “Legal Proceedings” for additional information on potential liabilities we may be subject to.

The rescission offer will have a material impact on our financial condition and liquidity.

The $3,289,607 rescission payment is being funded from our Company’s existing cash and cash equivalent reserves, which has the effect of reducing the liquidity and financial resources of our Company and may adversely affect the future growth of our Company as well as our financial condition and results of operations. Other than as described in the section titled “Legal Proceedings” below, as of the date of the Report on Form 10-K, we are not aware of any new pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that additional claims will not be asserted in the future or that the claimant(s) in any such action will not prevail. If the payment of any future unknown rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects. See “Legal Proceedings” for additional information on potential liabilities we may be subject to.

The rescission offer does not extend to certain of our vendors who were issued AirTokens for services, and we may have additional potential liabilities due to our issuances of AirTokens to our vendors in violation of the federal and state securities laws.

Certain of our vendors may have rescission rights against our Company in connection with the sale of unregistered AirTokens to them in exchange for their services. During October 2017 we issued AirTokens to certain vendors for services rendered in connection with our 2017 ICO, which we accounted for at that time at approximately $1.7 million. We relied on no section of the Securities Act or SEC rule for an exemption from registration for this transaction since, at that time, we did not consider the AirTokens to be securities. The principal remedy under the Securities Act for sales of securities that were not registered or exempt from the registration requirements of the Securities Act is to permit purchasers in an offering to sue for a refund of what was paid for the securities (in this case, the value of the services), plus interest. If, and to the extent that, claims or suits for rescission are brought and successfully concluded by these vendors for failure to register the AirTokens issued to the vendors under the Securities Act or applicable state securities laws, we may be potentially liable under the Securities Act for the price paid for the securities or for certain losses if the AirTokens have been sold. We may also face contingent liability for noncompliance with applicable state securities laws, all of which could adversely affect our Company and our ability to continue to operate our business.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters is a leased office facility located at 186 Lincoln Street, Third Floor, Boston, MA 02111 that consists of approximately 6,651 square feet. We also lease approximately 880 square feet of office space in Brazil. We believe that our office facilities are suitable and adequate for our business operations. Our annual base rent during our next fiscal year is approximately $525,179.

Item 3.	Legal Proceedings.

Between August and October 2017, our Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 we settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, Airfox agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $250,000 to the SEC.

On March 15, 2019, we filed an initial registration statement on Form 10 with the SEC under the Exchange Act on a voluntary basis in connection with the Settlement Agreement and to provide current information to Potential AirToken Claimants pursuant to Section 12(a) of the Securities Act. The Form 10 registration statement became effective on May 14, 2019, and on October 18, 2019 we were notified that the SEC had completed its review of the Form 10 registration statement.

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 Potential AirToken Claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607.

Additionally, the Settlement Agreement requires our Company to:

•

Maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration pursuant to Rule 12g-4 under the Securities Exchange Act of 1934.

•

Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.

•

Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing.

Also, on November 16, 2018, we entered into a settlement with the Massachusetts Securities Division related to our issuance of AirTokens in our 2017 ICO whereby we agreed to pay a penalty of $100,000 to the Commonwealth of Massachusetts.

As a result of our inability to timely resolve these accounting issues, we did not timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, which puts us in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, we did not timely file certain Current Reports on Form 8-K. As a result of our failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from us, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions.

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against our Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. To date, no complaint has been formally served on our Company.

Other than with respect to the matters described above, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Holders

As of December 31, 2019, we had (i) 6,936,438 shares of common stock outstanding, held by 7 record holders; (ii) 1,046,147 shares of Series One-A preferred stock outstanding, held by 7 record holders; and (iii) and 2,652,072 shares of our Series One preferred stock outstanding, held by 11 record holders. Each share of Series One-A preferred stock and Series One preferred stock is convertible into common stock on a one-for-one basis.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of September 30, 2019.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	2,684,717	$0.2310	150,120
Equity compensation plans not approved by security holders	0	0	0
Total	2,684,717	$0.2310	150,120

———————

1.	Reflects our 2016 Equity Incentive Plan for the benefit of our directors, employees and consultants. We currently have reserved 2,834,837 shares of common stock for such persons pursuant to that plan.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued to investors

Date	Security
February 2019	1% Convertible Promissory Note for an aggregate amount of $2,500,000. †
June 2019	1% Convertible Promissory Note for an aggregate amount of $3,500,000. †
September 2019	1% Convertible Promissory Note for an aggregate amount of $4,000,000. †

———————

†

We relied on Regulation S of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

Securities issued for services

Date	Security
March 2019	Stock Options – rights to buy 357,089 shares of common stock at an exercise price of $0.29 per share. †
April 2019	Stock Options – rights to buy 540,046 shares of common stock at an exercise price of $0.29 per share issued for the cancellation of previously-issued rights to buy 540,046 shares of common stock. †
June 2019	Common stock – 35,000 shares of common stock issued for the cancellation of stock option rights to buy 35,000 shares of common stock previously issued for services. †
July – September 2019	Stock Options – rights to buy 347,500 shares of common stock at an exercise price of $0.29 per share. †

———————

†

We relied on Section 701 of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.” The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trend and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See sections titled “Forward-Looking Statements” and “Risk Factors.”

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

The Company’s business is evolving to focus on providing unbanked and financially underserved individuals in emerging markets mobile access to financial services. The Company is developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The Company’s software technology platform is designed and built as a Software as Service (or SaaS) offering. The Company expects to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. The Company’s initial markets are the cash and unbanked markets in Brazil.

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android, aims to eliminate the need for traditional financial institutions allowing the underbanked without access to bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

The alternative credit scoring and lending application is anticipated to be a blockchain-based, peer-to-peer lending application that will enable anyone from around the world to provide capital for a microloan to a diversified cohort of borrowers. The technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

Subsequent to the distribution of AirTokens to those parties who contributed towards the funding of the AirToken Project, no AirTokens were sold by the Company.

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2019 and September 30, 2018, the Company had cash and cash equivalents of $5,451,348 and $8,019,152, a working capital deficit of $4,467,895 and $8,979,552 total stockholders’ deficit of $19,140,984 and $9,356,696 and an accumulated deficit of $21,025,864 and $11,001,067. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

On November 16, 2018, the Company entered into a settlement agreement with the SEC (the “SEC Settlement Agreement”). Initially with the Commonwealth of Massachusetts and ultimately pursuant to the SEC Settlement Agreement, the Company agreed to the certain actions including a) payment of a penalty, b) offer to refund consideration paid for AirTokens on or before October 5, 2017 in exchange for AirTokens, plus interest, c) filing a Form 10 to register the AirTokens as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration, and d) submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 registration statement filing. See Liquidity and Capital Resources for further details. The Company’s Form 10 registration statement is now effective, and we need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements.

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 Potential AirToken Claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607.The refunds were funded from Airfox’s existing cash and cash equivalent reserves.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 8– Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

On June 12, 2019, we entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65,000,000 (approximately $15,973,857). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid debit card issuer, we will be entitled to receive Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid debit cards issued by Airfox. We have no minimum commitment of transaction volumes to be completed with the Airfox Cards.

The Program Agreement has a term of ten years, unless earlier terminated by either party in accordance with specific provisions of the Program Agreement.

For additional information on the Program Agreement, including information with regard to specific termination rights, See Note 17 – Subsequent Events in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Results of Operations for Fiscal 2019 and Fiscal 2018

The following comparative analysis of results of operations for Fiscal 2019 and Fiscal 2018 is based on the comparative audited consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$1,749	$27,574	$(25,825)	-94%
Selling, general, and administrative	10,522,963	8,997,767	1,525,196	17%
Operating expenses	10,524,042	9,185,446	1,338,596	15%
Loss from operations	(10,522,293)	(9,157,872)	(1,364,421)	15%
Other income, net	210,315	812,814	(602,499)	-74%
Income tax benefit (expense)	286,931	(1,256)	288,187	22,945%
Net loss	$(10,025,047)	$(8,346,314)	$(1,678,733)	20%

Revenue

Revenue for Display Advertising Services for Fiscal 2019 was $1,749, which represented a decrease of $25,825 or 94%, compared to revenue of $27,574 for Fiscal 2018. The decrease primarily resulted from a decrease in display advertising transactions due to the revised focus of the Company on developing the AirToken Project.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for Fiscal 2019 was $10,522,963 representing an increase of $1,525,196 or a 17% increase, as compared to $8,997,767 for Fiscal 2018. The primary components of the increase include the following: Salaries and wage related expenses increased by $950,760 due primarily to an increase in full time employees as the Company expanded its research and development activities, and increased headcount in all departments. General and administrative expenses increased by $2,290,184 due to the overall increase of our operating activities, and sales & marketing and advertising expenses increased by $577,734 resulting from efforts relating to communicating the plans related to the AirToken Project and other general marketing-related activities. These increases were offset by software contractor’s and consulting services which decreased by $2,246,904 and a decrease in legal fees of $198,045.

Digital Asset Impairment Charge

Digital asset impairment charges of $1,079 for Fiscal 2019 and $187,679 Fiscal 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for Fiscal 2019 and Fiscal 2018 was $210,315 and $812,814. The decrease in other income, net was primarily attributable to an increase in realized loss on sale of Digital Assets of $171,173 and an increase in interest expense related to the interest expense accrued on the refunds to the claimants in connection with the Rescission Offer.

Income Tax Benefit (Expense)

Income tax benefit for Fiscal 2019 was $286,931 representing an increase of $288,187 or 22,945% increase, as compared to the income tax expense of ($1,256) in Fiscal 2018 due to a refundable R&D tax credit.

Summary of Cash Flows Fiscal 2019 and Fiscal 2018

	For the Year Ended September 30,		Change
	2019	2018	Dollars
Net cash used in operating activities	$(10,745,515)	$(6,101,721)	$(4,643,794)
Net cash (used in) provided by investing activities	$(1,824,419)	$14,241,744	$(16,066,163)
Net cash provided by (used in) financing activities	$10,003,000	$(190,000)	$10,193,000

Operating Activities

Net cash used in operating activities was $10,745,515 for Fiscal 2019. Cash was consumed from operations by the loss of $10,025,047, less non-cash items of $315,150 consisting principally of amortization of $123,260, stock-based compensation totaling $104,343, impairment of Digital Assets of $1,079 and a realized loss on the sale of Digital Assets of $90,940, net of recognizing a deferred gain on issuance of AirTokens for services of $657,523. Changes in working capital accounts had a negative impact of $405,318 on cash.

Net cash used in operating activities for Fiscal 2018 was $6,101,721. Cash was consumed from operations by the loss of $8,346,314, non-cash items of $2,107,265 consisting of an impairment charge of our Digital Assets of $187,679, amortization totaling $32,992, stock-based compensation totaling $42,559, compensation for services with the issuance of Digital Assets and AirTokens of $2,627,132, net of recognizing $702,864 of a deferred gain on AirTokens and net of $80,233 of realized gain on the sale of Digital Assets. Changes in working capital accounts had a positive impact of $137,328 on cash.

Investing Activities

Net cash used in investing activities during Fiscal 2019 was $1,824,419 consisting of purchases of short-term investments of $100,576, purchases of property and equipment of $1,077, and purchases of intangible assets of $1,722,766.

Net cash provided by investing activities during Fiscal 2018 was $14,241,744 which is comprised of proceeds from the disposal of Digital Assets of $14,333,288, contributions of cash towards the development of the AirToken Project of $113,979, and the purchase of intangible assets of $205,523.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2020 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities was $10,003,000 during Fiscal 2019, consisting of proceeds from the exercise of options of $3,000 and proceeds from convertible notes of $10,000,000.

Net cash used in financing activities was $190,000 during Fiscal 2018, consisting of the purchase of treasury stock of $240,000 and proceeds from issuing simple agreements for future equity of $50,000.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	September 30, 2019	September 30, 2018	Change Dollars	Change Percentage
Current assets	$6,388,510	$8,946,207	$(2,557,697)	-29%
Current liabilities	10,856,405	17,925,759	(7,069,354)	-39%
Working capital	$(4,467,895)	$(8,979,552)	$4,511,657	-50%

We have experienced recurring losses and negative cash flows from operations. At September 30, 2019 and 2018, we had a working capital deficit of $4,467,895 and $8,979,552, respectively. The Company had cash and cash equivalents of $5,451,348 and $8,019,152 at September 30, 2019 and 2018, respectively.

As of September 30, 2019, and 2018, we held various Digital Assets with a cost basis of $1,392 and $93,413.

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

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 Potential AirToken Claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607. The refunds were funded from Airfox’s existing cash and cash equivalent reserves.

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

Financial Condition and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 8) whereby the Company may receive up to $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of September 30, 2019  (See Note 8).

•

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

•

Entering into a Program Agreement by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, wherein the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857) entered into as of June 12, 2019 (See Note 17).

•

Entering into a Loan Agreement with Via Varejo (the “Lender”) whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD) (See Note 17).

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

In September 2018, the Company entered into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 9 to the consolidated financial statements) whereby we may receive up to $10,256,000 by issuing convertible notes in connection with our software design and development services provided to Via Varejo. The Company has received $6,256,000 in cash and issued a convertible note for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and obtained the remaining $4,000,000 (and issued related convertible notes to Via Varejo) on September 6, 2019 pursuant to the terms of the Services Agreement.

Via Varejo has engaged the Company to perform the VV Ongoing Services. In conjunction with the Services Agreement, we will provide the VV Wallet Services. The Services Agreement is structured into four phases, which provides for additional funding to be received by the Company from Via Varejo (and the issuance of an additional Initial Note) upon completion of certain phases. A description of the Phases (and agreed upon funding to be provided) are as follows:

Phase One - Specification and Customization Phase; Completed in January 2019 and $2,500,000 funding received in February 2019;

Phase Two - Features Phase; Completed in June 2019 and $3,500,000 funding received in June 2019;

Phase Three - Pilot Phase; is ongoing and was expended to additional Via Varejo’s Casas Bahia stores in the state of Sao Paulo ahead of the National Rollout. Airfox received $4,000,000 in funding in September 2019; and

Phase Four - National Rollout; is expected to commence at the completion of the first quarter of 2020.

During Phase 1 and Phase 2, the Company will create and develop a mobile direct consumer payment solution for in-store credit and an API that will integrate with the banQi app, that meets the mutually agreed specifications and standards. During Phase 3 and Phase 4, the License and Maintenance Period, the Company will provide to Via Varejo services to implement, maintain, modify, host, distribute and manage the VV API Wallet Integration.

Phase 2 deliverables leverage several features from banQi and incorporate new features directly related to the VV Wallet Services (e.g. CDCI authentication and digitalization, payments Via Varejo’s invoices, cash withdrawals/deposits in VV stores; the issuance of pre-paid debit card).

In order to accomplish this, the Company has to invest in resources to meet the timeline established. All these new features will require a significant increase in personnel across multiple facets of the Company will be needed. In total, we estimate 50 new employees will be hired during the 2020 fiscal year. Additional expenditures for engineering infrastructure, systems and software to support the VV Ongoing Services will also be required. The estimated expenditures required for completing Phases 2, 3 and 4 is approximately $9.6 million.

In addition to the investments required to accomplish Phases 2, 3 and 4, the Company will require cash resources to support the ongoing operational costs of an expected growing business as well as the development of new products for anticipated relationships with new commercial partners, like Via Varejo and Mastercard Brasil.

The Company estimates cash needs for the next 12 months will approximate $42 million without considering the expenditures related to the Rescission Offer. The source of funds to cover these estimated expenditures will be from our current cash availability, amounts to be received from Via Varejo’s remaining Service Agreement payment, and revenue from service charges pursuant to the Services Agreement. Other potential sources of funds are anticipated from new commercial partnerships in targeted industries (e.g. travel, insurance) to use the Airfox platform as a source of distribution of their products. The structure of such arrangements could be expected to be similar to those with Via Varejo, in so much as we would look to obtain funding for the development costs and future revenues following development completion. In addition, the Company could potentially earn (a) referral fees from these service companies for insurance products, travel, and other services purchased through the Airfox platform and (b) payment processing fees if the Airfox platform is used as a means of payment for the purchase from such companies. Referral fees are subject to our negotiations with these service companies and may be structured as a fee paid to Airfox for each new customer Airfox acquires for the service company. For payment processing fees, with respect to the travel industry, it is conceivable that users of banQi could make payments for air and ground travel or accommodations using funds previously deposited into banQi; similarly, with respect to the insurance industry, at some point in the future, banQi could be used to facilitate the payment of insurance premiums.

The Company has been evaluating raising additional capital and considering other actions that may yield additional funding to cover any remaining cash needs, including amounts potentially due for the Recession Offer. Further, the Company’s management can implement expense reductions, as necessary. However, there is no assurance that the Company will be successful in obtaining funding or generating revenues sufficient to fund operations.

Recently issued and adopted accounting pronouncements:

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

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company will adopt ASU 2016-02 effective October 1, 2019 using the modified retrospective approach whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, we will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, we will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

Adoption of the new standard is expected to result in the recording of right-of-use assets and lease liabilities related to our operating leases, each in an amount ranging from $2-$3 million, on our consolidated balance sheet as of October 1, 2019. The standard is not expected to materially affect the Company's consolidated net earnings or cash flows.

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

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the Consolidated Financial Statements at September 30, 2019 and 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases it estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of the asset and liabilities. Actual results may differ from these estimates and such differences may be material.

Revenue Recognition

Under FASB Topic 606, Revenue from Contacts with Customers ("ASC 606"), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

Display Advertising Services

The Company’s revenue is derived from display advertising services. The Company engaged in a business line known as Airfox Wireless. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

In January 2019, the Company decided to no longer provide display advertising services as it did not represent a significant portion of the Company operations. The Company discontinued the Airfox Wireless business line earlier in 2019 so that it could focus on the development of other products.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 14), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. The Company estimates the amount of refunds to be paid to claimants at $3.2 million, which includes approximately $370 thousand of accrued interest through the year ended September 30, 2019. The Company has recorded $12.5 million as deferred revenue and will recognize the revenue beginning at October 1, 2019. Refer to Note 14 for further information on the Rescission Offer.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607. The claim payments were funded from Airfox’s existing cash and cash equivalent reserves.

The Company will recognize the remaining proceeds of $12.5 million will be recognized over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

For the year ended September 30, 2019 and September 30, 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project was approximately $1.1 million and $335 thousand, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite service period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019 and $0.65 at September 30, 2018 and September 30, 2017. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares.

All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens toward the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project (i.e. March 2022).

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended September 30, 2019 and 2018.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.	Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that as of the end of the period covered by this Annual Report on Form 10-K its disclosure controls and procedures were not effective at the reasonable assurance level.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board include the following:

For the year ended September 30, 2019, we did not effectively apply the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. The Company has not established an audit committee which led to ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We did not maintain an appropriate level of evidence of the effectiveness of controls over the preparation and review of certain reconciliations utilized in the financial close processes to ensure that the information recorded in the general ledger was complete and accurate, including the stock-based compensation process. In addition, we did not maintain effective controls over the preparation and review of the consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the information contained in the consolidated financial statements.

Lastly, we did not implement appropriate general information technology controls as the Company did not maintain effective logical access and program change controls over our third-party systems, including the general ledger system.

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

We retained full-time accounting staff over the course of the 2019.  We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of 12/31/2019 our internal full-time accounting team is 9 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

•

We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Amendment to 2016 Equity Incentive Plan

On June 19, 2019, pursuant to a Joint Action By Written Consent of the Board of Directors and Requisite Stockholders of the Company, an amendment to the Company’s 2016 Equity Incentive Plan (the “Plan”) was approved to increase the aggregate number of shares of Common Stock that may be issued pursuant to Stock Awards (as defined in the Plan) by 737,164 shares, from 2,097,673 to 2,834,837.

On October 4, 2019, pursuant to an Action By Written Consent of the Board of Directors, Section 9(d) of the Plan was amended so that all Stock Awards (unless otherwise provided in any Award Agreement (as defined in the Plan)) shall automatically vest and become exercisable upon a Change of Control (as defined in the Plan). Section 2(b)(iv) of the Plan provides that our Board of Directors, without seeking shareholder approval, may accelerate the time at which any Stock Award may be exercised or vest.

Lease Agreement with Brickman Lincoln LLC

On June 30, 2019, we entered into a new lease (the “Lincoln Lease”) dated October 26, 2017 with Brickman Lincoln LLC, a Delaware limited liability company (the “Lincoln Landlord”), to lease approximately 6,651 square feet of office space located at 186 Lincoln Street, 3rd Floor, Boston MA 02111 for the Company’s new principal executive offices and development facility. The term of the Lincoln Lease is sixty-six (66) months, beginning on September 1, 2019 and ending on February 28, 2025. Base rent for the first year of the Lincoln Lease term is $156,299 and is $319,248 for the second year with an increase in annual base rent of approximately 2% in each subsequent year of the Lincoln Lease term. A security deposit of $156,299 was provided to the Lincoln Landlord in the form of a letter of credit.

Loan agreement with Via Varejo

On October 31, 2019, we entered into a Loan Agreement with Via Varejo whereby we borrowed 10,000,000 Brazilian Reals (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 18, 2019 in the amount of 10,167,740 Brazilian Reals (approximately $2.5 million USD).

Employee Agreement Amendments

On September 1, 2019, our Company’s board of directors increased Victor Santos’ annual salary from $185,000 per year to $200,000 per year. Mr. Santos is employed by our Company pursuant to an unwritten employment agreement.

On January 1, 2019, our Company’s board of directors increased Mr. Ribeiro’s monthly salary from R$25,000 per month to R$40,000 per month.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position
Victor Santos	28	Director, Chief Executive Officer, Chairman, President
Douglas de Carvalho Lopes	43	Chief Financial Officer

Business experience of directors, executive officers, and significant employees

Victor Santos. Mr. Santos is our co-founder and has served as our Director and as Chief Executive Officer and President since March 2015, the date of our inception. Mr. Santos is in charge of the overall general management of our Company, setting our Company’s strategies, formulating and overseeing our business plan, raising capital, and the general promotion of our Company. From March 2014 to March 2015, Mr. Santos served as Non-executive Chief Operating Officer of Ciao Telecom, a Telecom and Mobile Services company that Mr. Santos co-founded in January 2011. Mr. Santos also served as Director of Business Development of Ciao Telecom during January 2011 to April 2012. From August 2013 to March 2014, Mr. Santos served as a Marketing Manager at Google. Mr. Santos received a B.S. in Business Administration and Engineering Leadership Concentration from University of California, Berkeley.

As a social entrepreneur, Mr. Santos’s mission has always been to bring financial inclusion to unbanked populations. Mr. Santos was named to the Forbes 30 Under 30 - Social Entrepreneurs 2018 list, as well as the MIT Technology Review 35 Under 35 Innovator in LATAM.

Mr. Santos serves as our director due to his technological ability to create and support innovative solutions in the worldwide marketplace and his recognized entrepreneurial abilities.

Douglas de Carvalho Lopes. Mr. Lopes has served as our Chief Financial Officer since February 1, 2019. From January 2014 to January 2019, he served as Chief Financial Officer and IR Director at Biomm SA, a startup, public-listed, biotechnology company in Brazil. From 2012 to 2013, he was Chief Operating Officer and Marketing Director at Grupo IBMEC Educacional SA, a higher educational institution that provides business management, finance, economics, law and engineering courses that had more than 14,000 students at the time. From 2007 to 2011, Mr. Lopes served as Senior Manager at Monitor Group, a strategic management consulting firm, having served companies in Brazil and in the US during this period. Mr. Lopes received a B.S. in Mechanical Engineering from the University of Sao Paulo (POLI), a Graduate Degree in Business Administration from Fundação Getulio Vargas, and an MBA degree from MIT Sloan School of Management.

Our bylaws provide that the number of directors constituting our board of directors shall be fixed by the board of directors from time to time. Section B 2.2 of Article IV of our Restated Certificate of Incorporation provides that the holders of shares of our preferred stock shall be entitled to elect one director to our board of directors and the holders of shares of our Common Stock shall be entitled to elect two directors to our board of directors; however, we currently have one member of the board of directors since our Company does not carry a sufficient amount of directors and officers insurance, which makes it difficult for us to find candidates willing to serve on our board of directors. The term of office of each director will be one year and each director will continue in office until his or her earlier death, resignation or removal or until a successor has been elected and qualified.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements. with the following exceptions: each of Victor Santos, Gustavo Adolfo Ferreira Ribeiro and Douglas de Carvalho Lopes filed a late Form 3 Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Our Company has not adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Our Company has not adopted such a code of ethics due to our development stage and small executive management team.

We are responsible for creating paths that help to democratize financial services for thousands of people. We want to continue this journey of growth with integrity, ethics and respect for current legislation. In order to spread our culture of transparency, inclusion, diversity and honesty, we have adopted a code of ethics that applies to all employees who are based in Brazil. Our code of ethics, which is in line of Brazilian regulation and the best practices of financial market, establishes the fundamental principles of professional ethics for all Brazilian employees and provides a conceptual framework that these professionals must follow.

Prior to the end of the first quarter of 2020, we expect to adopt the same code of ethics implemented in Brazil to all employees based in the U.S., including our chief executive officer and chief financial officer.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire Board of Directors has served, and currently serves, in that capacity. This is due to our development stage and small executive management team. Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited revenues and our Company does not carry a sufficient amount of directors and officer’s insurance, which makes it difficult for us to find candidates willing to serve on our board of directors, especially independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely obtain a sufficient amount of directors and officer’s insurance, retain independent directors and form a separately designated standing audit committee other applicable committees.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal year ended September 30, 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Victor Santos[1]	2019	186,250	—	—	—	—	186,250
Director, CEO, Chmn., Pres.	2018	185,000	—	—	—	—	185,000

Douglas Lopes[2]	2019	123,334	—	—	43,193	—	166,527
CFO

Gustavo Ribeiro[3]	2019	121,676	9,653	—	6,959	—	138,288
Pres., Airfox Brazil

———————

1.

Mr. Santos receives a salary of $200,000 per year effective September 1, 2019 pursuant to an unwritten employment agreement. Prior to September 1, 2019, Mr. Santos received a salary of $185,000 per year pursuant to an unwritten employment agreement. Mr. Santos is a party to a restricted stock purchase agreement dated January 20, 2016, as amended on July 15, 2016, whereby he was issued 5,500,000 shares of our common stock in exchange for intellectual property and other assets relating to the technology or business of the Company that was not otherwise owned by the Company. The intellectual property and other assets were valued at $0 in accordance with ASC 805-50-30. On July 15, 2016 the restricted stock purchase agreement was amended to impose new vesting restrictions on the 4,877,660 shares of our common stock that Mr. Santos owned after he made a permissible transfer of 622,340 shares of his common stock. The restricted stock purchase agreement provides our Company with a repurchase option on all unvested shares. Mr. Santos’ compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

2.

Mr. Lopes was hired on February 1, 2019 and he receives a salary of $185,000 per year pursuant to his January 29, 2019 written employment agreement, which also provides him with eligibility to receive an annual discretionary bonus and other types of bonus compensation, in addition to option compensation. During fiscal year 2019, Mr. Lopes was granted 260,021 incentive stock options with an exercise price of $.29 per share.  25% of the options vest on 02/01/2020, and an additional 1/48th of the total number of options vests on the corresponding day of each month thereafter, until all options vest on 02/01/2023.

3.

Mr. Ribeiro was hired on June 29, 2018. Mr. Ribeiro resigned as President, Airfox Brazil on November 21, 2019 and is no longer with our Company. Pursuant to his written employment agreement, Mr. Ribeiro received a salary of R$25,000 per month. On September 5, 2018, Mr. Ribeiro was granted 80,587 incentive stock options with an exercise price of $.65 per share. On March 29, 2019, Mr. Ribeiro’s 80,587 options were cancelled and replaced with 80,587 incentive stock options with an exercise price of $.29 per share. No other changes to the original incentive stock option terms were made. On March 28, 2019, Mr. Ribeiro was granted 41,923 incentive stock options with an exercise price of $.29 per share. 25% of the options vested on July 5, 2019, and an additional 1/48th of the total number of options vested on the corresponding day of each month thereafter, until Mr. Ribeiro resigned. As part of Mr. Ribeiro’s separation agreement, he was granted an accelerated vesting of options which he elected to exercise at a price of $.29 per share. The Company received R$144,243.27 ($33,921) in proceeds in payment of the options exercise on December 24, 2019.

Other than as described above, at no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our named executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

The table below summarizes all of the outstanding equity awards for our named executive officers as of September 30, 2019, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victor Santos[1]	—	—	—	—	—	304,853.75	84,408	—	—
Director, CEO, Chmn., Pres.

Douglas Lopes[2]	—	15,000	—	0.29	01/29/2029	—	—	—	—
CFO		245,021		0.29	03/27/2029	—	—	—	—

Gustavo Ribeiro[3]	35,731	86,779	—	0.29	07/05/2028	—	—	—	—
Pres., Airfox Brazil

———————

(1)

The unvested shares vest in equal monthly installments of 101,618 per month.

(2)

25% of the options vest on 02/01/2020, and an additional 1/48th of the total number of options vests on the corresponding day of each month thereafter, until all options vest on 02/01/2023.

(3)

25% of the options vested on 07/05/2019, and an additional 1/48th of the total number of options vested on the corresponding day of each month thereafter, until Mr. Ribeiro resigned on November 21, 2019.

(4)

In the event of a change in control of our Company, such person’s options will become fully vested.

Change in Control

Victor Santos

Pursuant to Mr. Santos’ restricted stock purchase agreement dated January 20, 2016, as amended on July 15, 2016, in the event of a change in control of our Company, all but 1,219,415 of the shares Mr. Santos purchased pursuant to the restricted stock purchase agreement shall immediately vest; and upon the termination of his employment under specified circumstances following a change in control, all of his shares immediately vest. We believe that these provisions will minimize the distraction caused by any change in control scenario and reduce the risk that Mr. Santos would leave our Company before any such transaction closes, which could reduce the value of our Company if such transaction failed to close.

Additionally, in the event of a change in control of our Company pursuant to the conversion of the Notes we issued to Via Varejo, Mr. Santos is subject a call option whereby Via Varejo has the right to purchase up to 4,512,828 shares of Mr. Santos’s common stock. For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Douglas Lopes and Gustavo Ribeiro

In the event of a change in control of our Company, such person’s options become fully vested.

Compensation of Directors

Director Compensation

Mr. Santos, our sole director, receives no additional compensation for serving as a director.

Employment Agreements

Other than as described in footnote 1 to the Summary Compensation Table above and under the caption “Change in Control” above, our Company does not have any written employment agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2019, certain information concerning the beneficial ownership of our capital stock, including our common stock, Series One preferred stock, and Series One-A preferred stock by:

•

each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

•

each director;

•

each named executive officer (“Named Executive Officer”);

•

all of our executive officers and directors as a group; and

•

each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Common Stock” is based on 6,936,438 shares of common stock outstanding; the column entitled “Percentage of Series One Preferred” is based on 2,652,072 shares of Series One preferred stock issued and outstanding; and the column entitled “Percentage of Series One-A Preferred” is based on 1,046,147 shares of Series One-A preferred stock issued and outstanding. The column entitled “Percentage of Total Voting Percentage” is based on the combined voting rights of our common stock, Series One preferred stock, and Series One-A preferred stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our capital stock. Except as otherwise noted, we believe the persons in this table have sole voting and investing power with respect to all of the shares of our capital stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Common Stock	Percentage of Common Stock	Series One Preferred	Percentage of Series One Preferred	Series One-A Preferred	Percentage of Series One-A Preferred	Series One Preferred Voting Power	Series One-A Preferred Voting Power	Total Voting Power	Percentage of Total Voting Power
Directors and named executive officers
Victor Santos†#	4,877,660	70.3	—	—	—	—	—	—	4,877,660	45.7
Douglas Lopes	70,422	1.0							70,422	*
All directors and executive officers as a group [2]	4,948,082	71.3	—	—	—	—	—	—	4,948,082	46.5
5% Stockholders
Sara Choi	530,851	7.8	—	—	—	—	—	—	530,851	4.9
Techstars Boston 2014 LLC[1]	631,766	9.2	—	—	—	—	—	—	631,766	5.9
Tekoa Capital LLC[2]	449,893	6.6	—	—	—	—	—	—	449,893	4.2
Project 11 Ventures I, L.P.†3	—	—	1,195,600	45.1	—	—	1,195,600	—	1,195,600	11.2
William Herman†	—	—	149,450	5.6	—	—	149,450	—	149,450	1.4
Dominic A. Schiavone†	—	—	149,450	5.6	—	—	149,450	—	149,450	1.4
Boston Seed Capital LLC†4	—	—	149,450	5.6	—	—	149,450	—	149,450	1.4
Star Power Partners II LLC[5]	—	—	380,432	14.3	—	—	380,432	—	380,432	3.5
LaunchCapital, LLC†6	—	—	224,175	8.5	—	—	224,175	—	224,175	2.1
Winsten Limited[7]	—	—	135,505	5.1	186,812	17.9	135,505	186,812	322,317	3.0
Walter T.E. Danco†	—	—	—	—	186,812	17.9	—	186,812	186,812	1.7
Bantam Group, LLC[8]	—	—	—	—	93,406	8.9	—	93,406	93,406	*
Warran Katz†	—	—	—	—	93,406	8.9	—	93,406	93,406	*
NXT Ventures Fund I, LLC†9	—	—	74,725	2.8	373,624	35.7	74,725	373,624	448,349	4.2
Immaculate Conception Ventures, LLC†10	—	—	—	—	93,406	8.9	—	93,406	93,406	*

———————

#Stockholder has the right to vote vested and unvested shares of common stock.

†Stockholder’s shares are subject to a call option agreement with Via Varejo S.A. See “Changes in control” section below.

* Less than 1% of outstanding shares.

Unless otherwise indicated, the address of each individual is c/o Airfox, 186 Lincoln Street, Third Floor, Boston, MA 02111.

1.

Techstars Boston 2014 LLC is an entity controlled by David Cohen.

2.

Tekoa Capital LLC is an entity controlled by Matt Buzzelli

3.

Project 11 Ventures I, L.P. is an entity controlled by Bob Mason. In addition to certain investor rights that Series One Preferred shareholders and Series One-A Preferred shareholders are entitled to, Project 11 Ventures I, L.P is entitled to additional contractual management rights as the owner of the shares.

4.

Boston Seed Capital LLC is an entity controlled by Nicole M. Stata.

5.

Star Power Partners II LLC is an entity controlled by Semyon Dukach and Eveline Buchatskiy.

6.

LaunchCapital, LLC is an entity controlled by Cliff Sirlin.

7.

Winsten Limited is an entity controlled by William Lynch.

8.

Bantam Group, LLC is an entity controlled by Joseph Caruso.

9.

NXT Ventures Fund I, LLC is an entity controlled by Raymond Chang.

10.

Immaculate Conception Ventures, LLC is an entity controlled by Michael de la Maza.

The above table excludes certain SAFE (simple agreement for future equity) agreements to obtain additional shares of our preferred stock (undesignated to date) that we entered into with certain of the above-mentioned stockholders. The number of shares to be issued upon conversion of the SAFE’s are not determinable at this time because they are subject to a number of factors that have not yet occurred as of the date of this Annual Report. For additional information on the SAFE’s, see Note 10 – Simple Agreement for Future Equity in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Changes in control

The Services Agreement with Via Varejo and the other parties named therein, that entails, among other things, the potential issuance by the Company of up to $10,000,000 in convertible debt in the form of one or more Initial Notes, along with Additional Notes, both of which are convertible into shares of the Company’s common stock. In connection with the Services Agreement, the Company entered into a call option agreement, as amended, with Via Varejo and the other parties named therein, whereby Via Varejo may exercise certain call options with respect to the conversion of the Notes and the purchase of certain shares of the Company’s common stock from the Company’s existing stockholders pursuant to an agreed upon Stock Purchase Agreement, which, if exercised, will provide Via Varejo with a controlling interest in the Company comprised of up to 80% (but no less than a majority) of the issued and outstanding shares of common stock of our Company, on a fully diluted basis. For additional information on the Services Agreement, See Note 8 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our Board of Directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We have no independent directors on our Board of Directors. Mr. Santos is our sole director.

Director Independence

Mr. Victor Santos is our sole director. None of our securities are listed or trade on any securities or currency exchange or other established public trading market. As a result, Mr. Santos has reviewed his relationship with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Mr. Santos has affirmatively determined that he is not an independent director pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended September 30, 2019 and September 30, 2018 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $113,085 for the year ended September 30, 2019 and $96,148 for the year ended September 30, 2018.

Audit-Related Fees.

Fees billed for the years ended September 30, 2019 and September 30, 2018 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the years ended September 30, 2019 and 2018.

Tax Fees.

Fees billed for the years ended September 30, 2019 and September 30, 2018 for tax compliance services rendered by Morison Cogen, LLP were $0 for the years ended September 30, 2019 and 2018.

All Other Fees.

Fees billed for the years ended September 30, 2019 and September 30, 2018 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $16,343 for the year ended September 30, 2019 and $0 for the year ended September 30, 2018.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended September 30, 2019 and September 30, 2018 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2019 and 2018
Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended September 30, 2019 and 2018
Notes to Consolidated Financial Statements

(b)	The following exhibits are filed as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Restated Certificate of Incorporation dated July 12, 2016	10	3/15/19	3.1
3.2	Amendment to Restated Certificate of Incorporation dated September 13, 2018	10	3/15/19	3.2
3.3	Amended and Restated Bylaws	10	3/15/19	3.3
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.3	Convertible Promissory Note dated February 26, 2016 – Star Power	10	3/15/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3

10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Via Varejo Loan Agreement re: 11/1/19 loan				Filed
10.8*	Program Agreement between Mastercard Brasil, Airfox Brazil and Via Varejo	8-K	12/26/19	10.1
10.9	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2
10.10	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.11	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.12	Investors’ Rights Agreement dated July 15, 2016	10	3/15/19	10.7
10.13	Management Rights Letter Agreement dated July 15, 2016	10	3/15/19	10.8
10.14	Additional Rights Letter Agreement dated July 15, 2016	10	3/15/19	10.9
10.15	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.16	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan				Filed
10.17	CarrierEQ, Inc. Equity Incentive Plan Form of Stock Option Grant Notice	10	3/15/19	10.11
10.18	Assignment by Inventors to CarrierEQ, Inc.	10	3/15/19	10.12
10.19	Victor Santos Confidential Information and Invention Assignment Agreement dated January 20, 2016	10	3/15/19	10.13
10.20	Victor Santos Restricted Stock Purchase Agreement dated January 20, 2016	10	3/15/19	10.14
10.21	Victor Santos Amendment to Restricted Stock Purchase Agreement dated July 15, 2016	10	3/15/19	10.15
10.22	Gustavo Ribeiro Employee Agreement dated July 5, 2018	10	3/15/19	10.16
10.23	Douglas Lopes Employee Agreement dated January 29, 2019	10	3/15/19	10.17
10.24	Office Lease Agreement with 201 South Street Owner LLC	10	3/15/19	10.18
10.25	Office Lease Agreement with Brickman Lincoln LLC				Filed
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
21.1	List of Subsidiaries	10	3/15/19	21.1
99.1	AirToken Notice and Claim Form	10	3/15/19	99.1
99.2	Amended and Restated Airfox Airtoken Creation Event Terms & Conditions	10/A	5/9/19	99.2

101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Filed

———————

*  Confidential portions of this exhibit have been omitted from the exhibit.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarrierEQ, Inc.

By:	/s/ Victor Santos
Name: Victor Santos
Title: Chief Executive Officer

Date: January 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Santos	Chief Executive Officer, Principal Executive Officer, Director	January 14, 2020
Victor Santos

/s/ Douglas de Carvalho Lopes	Chief Financial Officer, Principal Financial Officer,	January 14, 2020
Douglas de Carvalho Lopes

CARRIER EQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CarrierEq, Inc. d/b/a AirFox and Subsidiaries

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of CarrierEq, Inc. d/b/a AirFox and Subsidiaries (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collective referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018 and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from development activities raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the sole responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards required that we plan and preform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2019

Blue Bell, PA

January 14, 2020

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,451,348	$8,019,152
Short-term investments	100,576	—
Accounts receivable, net	15,836	258,375
Prepaid expenses and other current assets	819,358	575,267
Digital assets	1,392	93,413
Total current assets	6,388,510	8,946,207

Non-current assets:
Intangibles, net	1,773,312	173,806
Property and equipment, net	1,077	—
Security deposits	1,548,396	40,392
Total non-current assets	3,322,785	214,198
Total assets	$9,711,295	$9,160,405

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$821,612	$374,241
Accrued liabilities	1,385,095	1,190,377
Deferred revenue	237,111	256,000
AirToken obligation	—	15,402,277
Deferred revenue - AirToken Project, current portion	5,011,926	—
AirToken refund liability	3,241,948	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	702,864
Total current liabilities	10,856,405	17,925,759

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible note payable - long-term portion	10,000,000	—
Deferred gain on issuance of AirTokens for services, net of current portion	238,077	351,443
Deferred revenue - AirToken Project, net of current portion	7,517,898	—
Total liabilities	28,852,279	18,517,101

Commitments and contingencies (Note 14)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of September 30, 2019 and September 30, 2018	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of September 30, 2019 and September 30, 2018	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019; 7,660,488 shares issued and 6,745,595 shares outstanding as of September 30, 2018	78	76
Treasury stock, at cost, 914,893 as of September 30, 2019, and September 30, 2018	(240,005)	(240,005)
Additional paid-in capital	2,014,658	1,884,566
Accumulated deficit	(21,025,864)	(11,001,067)
Accumulated other comprehensive income (loss)	110,363	(302)
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(19,140,732)	(9,356,694)
Non-controlling interest in subsidiary	(252)	(2)
Total stockholders' deficit	(19,140,984)	(9,356,696)
Total liabilities and stockholders' deficit	$9,711,295	$9,160,405

The accompanying notes are an integral part of these consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2019	2018

Revenue	$1,749	$27,574

Operating expenses:
Selling, general and administrative	10,522,963	8,997,767
Impairment of digital assets	1,079	187,679
Total operating expenses	10,524,042	9,185,446

Loss from operations	(10,522,293)	(9,157,872)

Other income:
Realized (loss) gain on sale of digital assets	(90,940)	80,233
Gain on AirToken issuance for services	657,514	702,864
Interest (expense) income, net	(356,259)	29,717
Other income, net	210,315	812,814

Loss before income taxes	(10,311,978)	(8,345,058)

Income tax benefit (expense)	286,931	(1,256)

Net loss	(10,025,047)	(8,346,314)
Net loss attributable to non-controlling interest	250	2
Net loss attributable to CarrierEQ, Inc.	(10,024,797)	(8,346,312)
Other comprehensive income (loss)
Foreign currency translation adjustment	110,665	(302)
Total comprehensive loss	$(9,914,132)	$(8,346,614)

The accompanying notes are an integral part of these consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2018	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Stock based compensation	—	—	—	—	—	—	—	—	104,343	—	—	—	$104,343
Common stock issued in exchange for services	—	—	—	—	35,000	1	—	—	22,750	—	—	—	$22,751
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	$3,000
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(250)	—	$(250)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,024,797)	$(10,024,797)
Foreign currency translation	—	—	—	—	—	—	—	—	—	110,665	—	—	$110,665
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)

The accompanying notes are an integral part of these consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2017	2,652,072	$27	1,046,147	$11	7,160,488	$76	500,000	$(5)	$1,842,003	$—	$—	$(2,654,755)	$(812,643)
Treasury stock purchase	—	—	—	—	(414,893)	—	414,893	(240,000)	4	—	—	$—	(239,996)
Preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	42,559	—	—	—	42,559
Options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,346,312)	(8,346,312)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(302)	—	—	(302)
Balance at September 30, 2018	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)

The accompanying notes are an integral part of these consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,025,047)	$(8,346,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	123,260	32,992
Stock based compensation	104,343	42,559
Common stock issued in exchange for services	22,751	—
Impairment of digital assets	1,079	187,679
Realized loss (gain) on sale of digital assets	90,940	(80,233)
Issuance of digital assets as compensation	—	2,627,132
Gain on issuance of AirToken for services	(657,523)	(702,864)
Changes in Assets and Liabilities:
Accounts receivable	242,539	(232,099)
Prepaid expenses and other current and long-term assets	(1,752,095)	(613,557)
Accounts payable	447,371	(309,794)
Accrued liabilities and other current liabilities	287,372	1,036,778
Deferred revenue	—	256,000
AirToken refund liability (interest portion)	369,495	—
Net cash used in operating activities	(10,745,515)	(6,101,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(100,576)	—
Purchase of property and equipment	(1,077)	—
Proceeds from disposal of digital assets	—	14,333,288
Proceeds received and establishment of AirToken Obligation	—	113,979
Acquisition of intangible assets	(1,722,766)	(205,523)
Net cash used in investing activities	(1,824,419)	14,241,744

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(240,000)
Proceeds from convertible notes	10,000,000	—
Simple agreement for future equity agreements	—	50,000
Proceeds from exercise of options	3,000	—
Net cash provided by financing activities	10,003,000	(190,000)

Effect of exchange rate changes on cash and cash equivalents	(870)	(300)

Net change in cash	(2,567,804)	7,949,723

Cash and cash equivalents, beginning of year	8,019,152	69,429

Cash and cash equivalents, end of year	$5,451,348	$8,019,152

Supplemental disclosure of non-cash transactions:
Receipt of digital currencies and establishment of AirToken Obligation	$—	$4,936,298
Issuance of SAFE in satisfaction of accounts payable	$—	$189,899
AirToken refund liability	$3,241,948	$—
AirToken obligation	$(15,402,277)	$—
Deferred revenue – AirToken project	$12,529,824	$—

The accompanying notes are an integral part of these consolidated financial statements

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

CarrierEQ Inc., doing business as Airfox (“Airfox USA”), was incorporated in Delaware on January 19, 2016 with a principal place of business in Boston, Massachusetts.

Airfox USA has a 99.99% ownership interest in banQi Instituição de Pagamento Ltda (formerly known as AirFox Servicos E Intermediacoes Ltda (“Airfox Brazil or banQi Ltda”), a limited liability company organized under the laws of the Federative Republic of Brazil and a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox USA, Airfox Brazil and Airtoken GmbH are collectively referred to herein, as the “Company” or “Airfox”.

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

The Company’s business is evolving to focus on providing unbanked and financially underserved individuals in emerging markets mobile access to financial services. The Company is developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The Company’s software technology platform is designed and built as a Software as Service (or SaaS) offering. The Company expects to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. The Company’s initial markets are the cash and unbanked markets in Brazil.

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android, aims to eliminate the need for traditional financial institutions allowing the underbanked without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

The alternative credit scoring and lending application is a blockchain-based, peer-to-peer lending application that will enable anyone from around the world to provide capital for a microloan to a diversified cohort of borrowers. The technology is expected to harness the decentralized power of the Ethereum blockchain to create a digital ledger of the user’s behavioral and transactional data to fund a new financial asset class from a global pool of lenders seeking to make socially impactful microloans.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2019 the Company had cash and cash equivalents of $5,451,348, a working capital deficit of $4,467,895, total stockholders' deficit of $19,140,984 and an accumulated deficit of $21,025,864. Further, the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project based on valid claims submitted and may incur other fines and penalties (see Note 14).

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 8 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of September 30, 2019 (See Note 8).

2.

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

3.

Entering into a Program Agreement by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, wherein the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857) entered into as of June 12, 2019 (See Note 17).

4.

Entering into a Loan Agreement with Via Varejo (the “Lender”) whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD) (See Note 17).

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of Airfox and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

The Company has a 99.99% controlling interest in banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes LTDA) and a 100% interest in AirToken GmbH; accordingly, the Company consolidates these entities and records non-controlling interests to reflect the economic interest of the non-controlling equity holders.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of AirTokens, issued for services and Digital Assets, estimated lives of intangible assets, intangible asset impairment, revenue recognition (including the estimated development period for completing the AirToken Project, stock-based compensation and deferred tax valuation allowance.

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

ASC 606 prescribes a 5-step process to achieve its core principle:

· Step 1: Identify the contract with the customer

· Step 2: Identify the performance obligations in the contract

· Step 3: Determine the transaction price

· Step 4: Allocate the transaction price to the performance obligations in the contract

· Step 5: Recognize revenue when the Company satisfies a performance obligation

Display Advertising Services

The Company’s revenue is derived from display advertising services and totaled $1,749 and $27,574 for Fiscal 2019 and Fiscal 2018. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Settlement Agreement (as defined and described further in Note 14), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. As of September 30, 2019, the Company estimated the amount of refunds to be paid to claimants at $3,241,948, which includes $370 thousand of accrued interest. The Company has recorded $12.5 million as deferred revenue and will recognize the revenue beginning at October 1, 2019. Refer to Note 14 for further information on the Rescission Offer.

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. The total dollar amount of refunds, including interest computed at the rate of 6% compounded monthly, was $3,241,948 as of September 30, 2019. The amount including interest, paid on December 28, 2019, totaled $3,289,607. The refunds were funded from Airfox’s existing cash and cash equivalent reserves.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

For the year ended September 30, 2019 and September 30, 2018, the Company recognized no revenue from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project was approximately $1.1 million and $335 thousand, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Short-Term Investments

Short-term investments are investments which have a maturity at the date of purchase of three months to five years. Short-term investments consist of a Certificate of Deposit due to mature January 1, 2020 with Santander Bank located in the Cayman Islands.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

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

Long-Lived Assets, Including Definite Intangible Assets

Long-lived assets and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company’s definite-lived intangible assets primarily consist of various domain names and websites. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Security Deposits

As of September 30, 2019, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 8) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. Upon Mastercard issuing the minimum number of cards to users, the $1.5 million security deposit will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalizing Software Costs in Connection with Hosting Arrangements and Software as a Service Arrangements

The Company develops certain software that are considered to be part of cloud computing arrangement (or hosting arrangement), whereby, a user or a customer of software does not take possession of the Company’s software; rather, the software is accessed on an as-needed basis over the Internet.

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

Impairment of Long-term Assets

The Company evaluates the recoverability of tangible and intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90 percent of the of the fair value of the leased property to the lessor at lease inception.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $384,714 and $28,634 for Fiscal 2019 and Fiscal 2018.

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project (i.e. March 2022).

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

The Company records its financial instruments classified as liabilities at their fair value at each subsequent measurement date. The changes in fair value of these financial instruments are recorded as other expense/income.

Hedging

The Company does not use derivative instruments to hedge exposures to cash flows, market or foreign currency risks. The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

Stock-based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite service period. For stock-based employee compensation cost recognized at any date will be at least equal to the amount attributable to share-based compensation that is vested at that date. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares.

All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and AirToken Obligation (as defined and described further in Note 14) approximate their stated amounts because of the short maturity of these financial instruments. The Company believes the carrying amount of their simple agreement for future equity approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. The Company adopted the new standard on January 1, 2017, using the full retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. The Company adopted the new standard on January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted the new standard on January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will adopt ASU 2016-02 effective October 1, 2019 using the modified retrospective approach whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, we will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, we will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

Adoption of the new standard is expected to result in the recording of right-of-use assets and lease liabilities related to our operating leases, each in an amount ranging from $2-$3 million, on our consolidated balance sheet as of October 1, 2019. The standard is not expected to materially affect the Company's consolidated net earnings or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will evaluate the impact of adopting the new standard for its 2020 fiscal year and subsequent periods.

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	September 30, 2018
Service contract	$349,000	$475,000
R&D tax credit	288,187	—
Prepaid expense	182,171	70,267
Loans to others	—	30,000
Total Prepaid expenses and other current assets	$819,358	$575,267

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Digital Assets during Fiscal 2019 and Fiscal 2018 were as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2018	$93,413	$—	93,413
Sale and impairment of digital assets	(92,021)	—	(92,021)
Balance at September 30, 2019	$1,392	$—	$1,392

Note 6 - Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$86,540	$53,472	$(51,542)	$88,470
Capitalized software costs towards VV Wallet	3	—	1,500,058	—	1,500,058
Website	3	120,333	151,750	(104,202)	167,881
Software	3	—	17,486	(583)	16,903
		$206,873	$1,722,766	$(156,327)	$1,773,312

	September 30, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$1,350	85,190	$(16,753)	$69,787
Website	3	—	120,333	$(16,314)	$104,019
		$1,350	$205,523	$(33,067)	$173,806

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $123,260 and $33,067 for Fiscal 2019 and Fiscal 2018.

Note 7 - Accrued liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	September 30, 2018
Other accrued liabilities	$530,973	$60,401
Customer deposits	193,267	—
Accrued compensation	167,760	45,251
Credit card payable	26,757	36,328
Tax and licenses	5,110	—
Accrued legal settlement (Note 15)	—	350,000
Legal and professional	97,957	669,917
Software and website development	363,271	28,480
Total accrued liabilities	$1,385,095	$1,190,377

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Client has engaged the Company to design and develop a mobile software module and application programming interface that will provide Client customers with access to certain mobile payment functionality, and that integrates banQi (“VV Wallet Services”). In conjunction with the Services Agreement, the Company will provide certain services, including hosting, maintenance and operation of banQi (the “VV Ongoing Services”). The VV Wallet Services are structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: Rollout.

The Client will make the following payments to the Company:

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

In consideration for the VV Ongoing Services rendered by the Company, the Client will pay the Company amounts monthly pursuant to the terms of the Services Agreement (the “Service Charges”).

The development of the VV Wallet Services is considered a bundled performance obligation that includes the development of the API and software as a service which is hosted on the Company’s servers. In addition to the software as a service performance obligation, the Company will provide support services for the software as a service. The Client is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs the services. Accordingly, the revenue from Service Charges will be recognized over time based on the number of transactions made by Client customers with banQi. As of the date of the financial statements no revenue has been received or recognized. Revenue will not be recognized until banQi is utilized by the Client customers.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This Services Agreement has a term of five years, unless earlier terminated by either the Client or the Company as set forth below:

i.

The Client may terminate the Services Agreement at its sole discretion upon written notice to the Company at any time prior to the completion of Phase 1,

ii.

In the event that the Company is not able to complete any of its deliverables for any phase of the Services Agreement

iii.

After the commencement of Phase 3, provided that the Phase 3 funding has been paid to the Company;

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 14); or

v.

If the Call Option expires without being exercised.

In the event that this Services Agreement is terminated by the Client, the Company shall retain all right, title and ownership interest in and to banQi and the Company shall retain the payment of $256,000 received in December 2018.

Either Party shall be entitled to terminate the Services Agreement upon written notice to the other party, in the event of a material breach, as defined in the Services Agreement, by the other party and that the breaching party has failed to remedy such breach within the applicable period.

In the event that the Services Agreement is terminated by Client pursuant to a material breach, the outstanding convertible notes shall become immediately due and payable; and the Company shall pay to the Client liquidated damages in the amount of $10,000,000 within five business days of termination (“Liquidated Damages Amount”).

If there is a Company liquidity event, as defined in the Services Agreement, within five years of the date of termination, the Company will, within ten business days from the closing of such liquidity event, pay to Client an amount equivalent to eighty percent (80%) of the proceeds from such liquidity event(s), less the Liquidated Damages Amount. In addition, and pursuant to certain data transfer limitations, as defined in the Services Agreement, the Company shall grant to Client a market-priced, royalty-bearing, non-exclusive, non- sublicensable, non-transferable, revocable license to use and operate the banQi App for a term of thirty (30) years.

In the event that the Services Agreement is terminated by Client pursuant to a material technical breach, as defined in the Services Agreement, by the Company:

i.

The outstanding convertible notes shall become immediately due and payable;

ii.

The Company shall pay to Client liquidated damages in the amount of $500,000 (the “Reduced Liquidation Damages Amount”) within five business days of termination;

iii.

Certain data transfer limitations will apply; and

iv.

If there is any Company liquidity event within two years of the date of termination, the Company shall, within ten business days from the closing of such liquidity event, pay to Client an amount equivalent to: eighty percent (80%) of the proceeds from such Company Liquidity Event(s), less the Reduced Liquidated Damages Amount the (“Liquidated Damages Amount”).

In the event that the Services Agreement is terminated by the Company pursuant to a material breach, as defined in the Services Agreement, by Client:

i.

The convertible notes shall be canceled;

ii.

The Call Option shall be terminated;

iii.

Certain data transfer limitations will apply;

iv.

The Airfox Wallet License shall be immediately terminated; and

v.

The Company will retain the payment of $256,000 and any funding it has received as of the date of such termination, and Client shall not be entitled to convert any convertible notes into common stock of the Company and shall not be entitled to exercise the Call Option.

The Company shall have the right to terminate the Services Agreement, upon written notice to Client, commencing two years after the Call Option Expiration Date, in the event that Client does not exercise its Call Option.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that the Services Agreement is terminated by the Company the convertible notes shall remain outstanding and the Company may repay the obligations under the convertible notes at any time until the respective convertible note maturity date without any penalty; and data transfer limitations apply.

Either Party may terminate the Services Agreement if either Party experiences or undergoes a bankruptcy event. In the event that this Services Agreement is terminated:

i.

Due to a Company Bankruptcy Event:

a)

The outstanding convertible notes shall become immediately due and payable; and

b)

Certain data transfer limitations apply.

ii.

Due to a Client bankruptcy event:

a)

the convertible notes shall remain outstanding, and the Company may repay the obligations under the convertible notes without penalty at any point until the maturity date; and

b)

Certain data transfer limitations apply.

Convertible Notes

On September 11, 2018 the Company entered into an agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued convertible notes totaling $2,500,000, $3,500,000, and $4,000,000 on February 14, 2019, June 10, 2019, and September 6, 2019 respectively, under these agreements. There were no Notes outstanding as of September 30, 2018. When issued, the Notes are subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or the Client for events detailed in the Notes Agreement.

Interest Rates

The outstanding principal amount of the Notes bear interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Notes are not paid when due, such overdue amount shall bear interest of 3.00%.

Call Option

The Call Option Period for the Notes is the period commencing on the Agreement Effective Date and ending upon the earlier to occur of (a) November 30, 2020 or (b) 30 days following the date on which banQi has been downloaded 12 million times in the aggregate by customers in Brazil for use with the VV Wallet Services (the "Call Option Period End Date"). The Call Option Period End Date may be extended to September 30, 2021 by certain events detailed in the Notes Agreement (collectively, the “Call Options Expiration Date”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After the commencement of Phase 3 provided Phase 3 funding has been paid to the Company

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 14)

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

Termination Events

The principal amount of the Notes shall be reduced by 50%, if the Client terminates the Services Agreement; 1) after the commencement of Phase 3, provided that the Phase 3 funding has been paid to the Company; 2) at any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 14); or 3) if the Call Option expires without being exercised.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of a non-technical material breach by the Company, the Notes become immediately due and payable and the Company shall pay liquidated damages in the amount of $10,000,000 to the Client. In addition, the Company shall grant to the Client a market-priced, royalty-bearing, non-exclusive, non–sublicensable, non-transferable, revocable license to use and operate banQi for use with the VV Wallet Services for a term of thirty years.

The Company determined that the criteria included in the Termination Events Rights, Termination Events, Cancellation Termination Event and Acceleration Termination Event, described above, represent put options which are considered derivates as they are not considered clearly and closely related to the Notes. When a note is issued, the Company will evaluate the likelihood of these events occurring and estimate an associated value, if any, to be recorded as a derivative liability. No values were ascribed to the above noted features upon issuance of the convertible note on February 14, 2019, or as of September 30, 2019.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Simple Agreement for Future Equity

In July 2017, the Board of Directors of the Company approved and designated a right to Investors for certain shares of the Company’s capital stock (otherwise known as Simple Agreement for Future Equity (“SAFE”), utilizing a valuation estimate, as defined, (“Valuation Cap”) and 80% discount rate (the “Discount Rate”). On July 15, 2017, the Company entered into two SAFE’s in the amount of $189,899, and $50,000, respectively. The number of shares to be issued upon conversion of the SAFE’s are subject to the following:

•

Equity Financing – Prior to the expiration of termination of the SAFEs, if there is an equity financing that occurs, the Company is to automatically issue a number of shares of Preferred Stock, equal to the Purchase amount divided by the Conversion Price of shares.

•

Conversion Price – Means either: (1) the SAFE Price or (2) the Discount Price, whichever calculation results in the greater number of shares of Preferred Stock. The SAFE Price is the price per share equal to the Valuation Cap divided by the Company’s capitalization amount on a fully-diluted basis. The Discount Price is the price per share of the equity instrument sold in an Equity Financing multiplied by the Discount Rate.

•

Liquidity Event – If there is Liquidity Event, as defined, before the scheduled termination of the SAFE instruments, the holder of a SAFE can either (i) receive a cash payment equal to the amount paid for the SAFE (“SAFE Amount”) or (ii) automatically receive from the Company a number of shares of Common Stock equal to the SAFE Amount divided by the price per share from the Liquidation Event. The SAFE amount is due and payable by the Company to the holder of a SAFE concurrent with a Liquidation Event. If there are insufficient funds to pay the holders of SAFEs, the remaining funds available for distribution will be done on a pro rate basis among the holders in proportion with their SAFE Amounts.

•

Dissolution Event – Upon a dissolution event that occurs before the expiration of the SAFEs, the Company will pay an amount equal to the SAFE Amount to the holder at the time of the Dissolution Event. If the Company has insufficient funds to make complete payment to all holders of SAFEs, the Company will then be liable to distribute available assets to the holder for the remaining portion due.

The Company evaluated the SAFEs in accordance with ASC 480-10 and determined that the SAFEs represented an obligation that the Company must settle by issuing a variable number of its equity shares, the monetary value of which is known when entering into the SAFE. As of the date of issuance and through September 30, 2019, the fair value of the related liability was $239,899.

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

Note 11 - Common Stock

On January 25, 2016, the Company issued 497,873 shares of common stock to an investor (the “Investor”) for a purchase price of $20,000, which at the time represented 6% of the capital stock of the Company. As part of this transaction, the Company agreed to issue additional shares of common stock (for no additional consideration) to maintain the investor’s ownership interest at 6% of the total capital stock upon a subsequent equity financing greater than $250,000. This 6% ownership is calculated on a fully diluted basis, including all outstanding shares of common and preferred stock, all outstanding options and warrants, phantom stock, stock appreciation rights, and any shares reserved for issuance under the Company’s equity incentive plans. However, the capital stock does exclude shares issuable, but contingent on conversion of any current or future convertible debt and equity instruments (which would include the SAFE’s). Therefore, as part of any issuance of capital stock to any future investors, the Company must issue additional stock to the Investor, as well, to ensure that they remain at 6% of the Company’s capital stock. There were 133,893 additional shares issued on July 15, 2016 to the Investor in order to maintain their 6% equity interest.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contingent issuance of shares of common stock to the Investor was evaluated to determine whether the embedded feature would be required to be recorded as a derivative liability. It was determined the embedded feature qualifies for equity classification.

On February 28, 2018 the Company repurchased 414,893 shares of common stock which it had previously granted to an independent entity in exchange for $240,000. The Company recorded these repurchased shares as Treasury shares in its consolidated balance sheet.

Note 12 - Stock Based Compensation

The Company established a 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under this plan. The Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock awards. The number of shares of common stock authorized for issuance under the Plan is 2,097,673.

The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019, and $0.65 at September 30, 2018. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Fiscal 2019	Fiscal 2018
Price of Common Stock	$0.29	$0.65
Volatility	60%	55%
Expected term (in years)	5.25 – 7.00	5.50 – 7.00
Risk free rate	1.53% – 2.88%	2.81% – 2.96%

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at October 1, 2017	1,191,014	9.54	$0.09
Granted	847,922	9.76	0.65
Forfeited	(368,472)	8.84	0.21
Outstanding at September 30, 2018	1,670,464	9.80	$0.35
Granted	1,885,369	8.73	0.27
Forfeited	(134,836)	8.90	0.65
Cancelled	(736,280)	8.48	0.53
Outstanding at September 30, 2019	2,684,717	9.47	$0.23

Exercisable at September 30, 2019	734,929	7.84	$0.19

The grant date fair value per share for the stock options grant during Fiscal 2019 and Fiscal 2018 was $0.17 and $0.37. At September 30, 2019, the total unrecognized compensation related to unvested stock option awards granted was $300,066, which the Company expects to recognize over a weighted-average period of approximately 3.30 years. The expense for stock-based compensation awards was $104,343 and $42,559 for the years ended September 30, 2019 and 2018, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in selling, general and administrative expense.

Note 13 – Concentrations

Display Advertising Services Revenue

For Fiscal 2019 and Fiscal 2018 the Company had two and five significant customers, respectively, that accounted for more than 10% of the Company’s total revenues. The Company’s sales to its top five customers accounted for approximately 100% and 90% of revenues during Fiscal 2019 and Fiscal 2018. During Fiscal 2019 and Fiscal 2018, the Company had no foreign customers.

Accounts Payable

As of September 30, 2019, and 2018, the Company had approximately 86% and 100%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had two and one of its vendors, respectively, accounting for more than 10% each of the Company’s accounts payables balances.

Note 14 - Commitments and Contingencies

Operating Leases

The Company is obligated under operating lease agreements for office space for its corporate headquarters in Boston, MA and leased office space in Brazil. Rent expense incurred under these lease agreements was $265,577 and $146,828 during Fiscal 2019 and Fiscal 2018.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments due under the Company’s operating lease are as follows:

Years Ending September 30,
2020	$525,179
2021	525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
$3,261,520

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

Between August and October 2017, our Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 we settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, Airfox agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $250,000 to the SEC.

On March 15, 2019, we filed an initial registration statement on Form 10 with the SEC under the Exchange Act on a voluntary basis in connection with the Settlement Agreement and to provide current information to Potential AirToken Claimants pursuant to Section 12(a) of the Securities Act. The Form 10 registration statement became effective on May 14, 2019, and on October 18, 2019 we were notified that the SEC had completed its review of the Form 10 registration statement.

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 Potential AirToken Claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607.

Additionally, the Settlement Agreement requires our Company to:

•

Maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration pursuant to Rule 12g-4 under the Securities Exchange Act of 1934.

•

Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.

•

Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on November 16, 2018, we entered into a settlement with the Massachusetts Securities Division related to our issuance of AirTokens in our 2017 ICO whereby we agreed to pay a penalty of $100,000 to the Commonwealth of Massachusetts.

As a result of our inability to timely resolve these accounting issues, we did not timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, which puts us in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, we did not timely file certain Current Reports on Form 8-K. As a result of our failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from us, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions.

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against our Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. To date, no complaint has been formally served on our Company.

Other than with respect to the matters described above, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens.

Note 15 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of September 30, 2019 and 2018 consist of income tax loss carryforwards. The net operating losses generated for the year ended September 30, 2019 will carryforward indefinitely. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of some of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than state minimum taxes.

As of September 30, 2019, and 2018, the Company has a net operating loss carryforward of approximately $18,275,553 and $9,694,753. Utilization of some of the net loss carryforward is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

For financial reporting purposes, income (loss) before provision for income taxes, includes the following components:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Domestic	$(7,812,655)	$(8,322,690)
Foreign	(2,499,323)	(22,368)
Loss before income taxes	$(10,311,978)	$(8,345,058)

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consist of the following:

	September 30,
	2019	2018
Tax computed at statutory federal income tax rate	21%	24.5%
At statutory rate	$(4,223,929)	$(2,047,012)
State taxes	(1,439,551)	(503,329)
State valuation allowance	1,492,914	504,277
Federal valuation allowance	3,601,825	1,435,765
Tax credits	(440,798)	(57,748)
Foreign valuation allowance	563,698	5,368
Stock based compensation	(15,798)	6,784
Capitalized software development costs	466,426	—
Revenue recognition temporary difference	(292,704)	—
Tax law changes	—	567,832
Other	986	89,319
Income tax (Benefit) expense	$(286,931)	$1,256

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	September 30,
	2019	2018
Deferred tax assets:
Net operating loss carryovers	$5,664,736	$2,803,511
Other	837,917	250,006
Total deferred tax assets	$6,502,653	$3,053,517
Less valuation allowance	(6,214,466)	(3,053,517)
Deferred tax asset, net of valuation allowance	$288,187	$—

On December 22, 2018, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2019. As a result, the Company has concluded that this will cause the Company’s net deferred tax asset to be revalued at the new lower tax rate. The Company has reduced the value of the deferred tax asset before valuation allowance by $567,832.

The Company has determined, based upon available evidence, that it is more likely than not that the majority of the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against all components of the deferred tax asset other than the Company’s refundable research and development Federal tax credits of $288,187. Based on this analysis, the Company determined that a valuation allowance of $6,214,466 was required as of September 30, 2019, resulting in $288,187 in net deferred tax assets. The Company recorded a valuation allowance of $3,053,517 against its net deferred tax assets as of September 30, 2018.

At September 30, 2019, the Company had no uncertain tax positions related to federal and state income taxes. The total amount of unrecognized tax benefits was $0 and $0 at September 30, 2019 and 2018, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2016 and subsequent federal and state tax returns for the Company remain open for examination.

Note 16 – Related Party Transaction

There are no related party transactions that have been identified during Fiscal 2019 or Fiscal 2018.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Subsequent Events

On December 16, 2019, the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857 USD) in connection with the Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into as of June 12, 2019 by and among (i) banQi Instituição de Pagamento Ltda (formerly known as Airfox Serviços e Intermediações Ltda) (“Airfox Brazil” or “banQi Ltda”) (ii) Via Varejo, and (iii) Mastercard Brasil Soluções de Pagamento Ltda (“Mastercard Brasil”).

Pursuant to the Program Agreement, Airfox Brazil, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Incentive Agreement) in order to issue, expand and boost the prepaid card base of Airfox Brazil as well as the number of transactions and sales revenue generated by MasterCard Cards. The Program Agreement stipulates that such funds shall not be used for any other purpose.

On October 31, 2019, banQi Instituição de Pagamento Ltda (formerly known as Airfox Serviços e Intermediações LTDA) entered into a Loan Agreement with Via Varejo (the “Lender”) whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD).

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 Potential AirToken Claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 we paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash. All remaining approved claims to approved claimants will be paid upon return to our Company of approved claimants’ AirTokens. The total dollar amount of all approved claim refunds, including interest computed at the rate of 6% compounded monthly, is $3,289,607. The refunds were funded from Airfox’s existing cash and cash equivalent reserves.