Form 10-Q
period 2019-12-31
CarrierEQ, Inc. /DE
filed 2020-02-19
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of February 19, 2020 was 7,753,069.

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,827,650	$5,451,348
Restricted cash	10,750,129	—
Short-term investments	103,957	100,576
Accounts receivable, net	1,880	15,836
Prepaid expenses and other current assets	948,434	819,358
Digital assets	—	1,392
Total current assets	14,632,050	6,388,510

Non-current assets:
Intangibles, net	3,073,539	1,773,312
Property and equipment, net	4,709	1,077
Security deposits	1,558,296	1,548,396
Operating lease right of use assets	2,308,863	—
Total non-current assets	6,945,407	3,322,785
Total assets	$21,577,457	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,748,449	$821,612
Accrued liabilities	1,712,995	1,385,095
Deferred revenue	16,336,721	237,111
Deferred revenue - AirToken Project, current portion	5,011,926	5,011,926
Airtoken refund liability	586,293	3,241,948
Operating lease liability, current portion	367,709	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	158,713
Total current liabilities	25,922,806	10,856,405

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible notes payable - long-term portion	10,000,000	10,000,000
Deferred gain on issuance of AirTokens for services, net of current portion	198,399	238,077
Operating lease liability, net of current portion	2,016,764	—
Deferred revenue - AirToken Project, net of current portion	6,264,921	7,517,898
Total liabilities	44,642,789	28,852,279

Commitments and contingencies (Note 15)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of December 31, 2019 and September 30, 2019	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of December 31, 2019 and September 30, 2019	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 7,851,331 shares issued and 6,936,438 shares outstanding as of December 31, 2019; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	79	78
Treasury stock, at cost, 914,893 shares as of December 31, 2019 and September 30, 2019	(240,005)	(240,005)
Additional paid-in capital	2,091,168	2,014,658
Accumulated deficit	(24,924,899)	(21,025,864)
Accumulated other comprehensive income	8,787	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(23,064,832)	(19,140,732)
Non-controlling interest in subsidiary	(500)	(252)
Total stockholders' deficit	(23,065,332)	(19,140,984)
Total liabilities and stockholders' deficit	$21,577,457	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31, (unaudited)
	2019	2018

Revenue	$1,254,739	$247

Operating expenses:
Selling, general and administrative	5,206,039	1,204,432
Impairment of digital assets	—	1,079
Total operating expenses	5,206,039	1,205,511

Loss from operations	(3,951,300)	(1,205,264)

Other income:
Realized loss on sale of digital assets	(1,392)	(90,940)
Gain on AirToken issuance for services	39,678	175,716
Interest (expense) income, net	(32,900)	10,152
Other income, net	5,386	94,928

Loss before income taxes	(3,945,914)	(1,110,336)

Income tax benefit (expense)	46,631	(1,627)

Net loss	(3,899,283)	(1,111,963)
Net loss attributable to non-controlling interest	248	5
Net loss attributable to CarrierEQ, Inc.	(3,899,035)	(1,111,958)
Other comprehensive (loss) income
Foreign currency translation adjustment	(101,576)	9,763
Total comprehensive loss	$(4,000,611)	$(1,102,195)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit

Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Noncontrolling Interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,899,035)	(3,899,035)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(24,924,899)	$(23,065,332)

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit

Balance at September 30, 2018 (audited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	3,000
Stock based compensation	—	—	—	—	—	—	—	—	23,618	—	—	—	23,618
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,111,958)	(1,111,958)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,763	—	—	9,763
Balance at December 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,911,183	$9,461	$(7)	$(12,113,025)	$(10,432,278)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,899,283)	$(1,111,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	36,757	24,877
Stock based compensation	42,588	23,618
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	(39,678)	(175,716)
Changes in Assets and Liabilities:
Accounts receivable	13,956	253,936
Prepaid expenses and other current and long-term assets	(103,795)	(21,834)
Accounts payable	926,837	242,096
Operating lease right of use assets and liabilities	40,429	—
Accrued liabilities and other current liabilities	159,083	(1,054,424)
Deferred revenue – AirToken Project	(1,252,977)	—
Deferred revenue – Mastercard Program Agreement	16,092,700	—
AirToken refund liability	(2,655,655)	—
Net cash provided by (used in) operating activities	9,362,354	(1,727,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,632)	—
Acquisition of intangible assets	(1,336,984)	(288,895)
Net cash used in investing activities	(1,340,616)	(288,895)

CASH FLOWS FROM FINANCING ACTIVITY -
Proceeds from exercise of options	33,923	3,000
Net cash provided by financing activities	33,923	3,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70,770	(5)

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,126,431	(2,013,291)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$13,577,779	$6,005,861

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi, available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for our users for use in connection with our alternative credit scoring and lending application.

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

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At December 31, 2019 the Company had cash and cash equivalents of $2.8 million, a working capital deficit of $11.3 million, total stockholders' deficit of $23.1 million and an accumulated deficit of $25.0 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. Additionally, the Company may be subject to other legal liabilities. (see Note 15).

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company believes that its ability to continue operations depends on its ability to generate revenues and obtain funding that will be sufficient to sustain its operations until it rolls out its core product offerings and achieve profitability and positive cash flows from operating activities.

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 8 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of December 31, 2019 (See Note 9).

2.

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

3.

Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857) (See Note 4).

4.

Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD).

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (“interim statements”) of Airfox have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended September 30, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes the fair values of AirTokens and Digital Assets, estimated lives of intangible assets, intangible asset impairment, revenue recognition (including the estimated development period for completing the AirToken Project), stock-based compensation and deferred tax valuation allowance.

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

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $0 and $247 for the three months ended December 31, 2019 and 2018, respectively. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 15), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties.

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. The amount that was not paid was approximately $586,293. All unpaid approved claims are expected to be paid during the second quarter of 2020 upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022. Refer to Note 15 for further information on the Rescission Offer.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the three months ended December 31, 2019 and 2018, the Company recognized $1.3 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $421 thousand and $229 thousand, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Restricted Cash

Restricted cash consists of the money received by AirFox Brazil related to the Mastercard Program Agreement. Airfox Brazil cannot use any Incentives (as defined in the Program Agreement) for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. (Note 4).

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash, cash equivalents, and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At December 31, 2019, Airfox Brazil held cash, cash equivalents, and restricted cash totaling $10,973,524 in Brazilian financial institutions. Airfox cash, cash equivalents, and restricted cash, including amounts held in financial institutions in the USA, totaled $13,577,799.

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

Security Deposits

As of December 31, 2019, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 9) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. Upon Mastercard issuing the minimum number of cards to users, the $1.5 million security deposit will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Leases

The Company categorizes leases at their inception as either operating or finance leases based on the criteria in ASC 842, Leases. The Company adopted ASC 842 on October 1, 2019, using the modified retrospective approach, and has established a Right-of-Use (“ROU”) Asset and a current and non-current Lease Liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted  using the discount rate that approximates the Company’s incremental borrowing  rate for the lease established at the commencement  date, and the ROU asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $221,385 and $10,601 for the three months ended December 31, 2019 and 2018, respectively.

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

Fair Value Measurement

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their stated amounts because of the short maturity of these financial instruments. The Company believes the carrying amount of their simple agreement for future equity approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Adoption of Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments in this Update require that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

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

The Company adopted ASU 2016-02 effective October 1, 2019 using the modified retrospective approach whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company adopted a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities related to the Company’s operating leases, totaling $2.3 and $2.4 million, respectively, recorded on the Company’s consolidated balance sheet as of October 1, 2019. The standard did not materially affect the Company's consolidated net earnings or cash flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators.  The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and intends to adopt the standard on October 1, 2023.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 4 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S.$15,973,857) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019.

Pursuant to the Program Agreement, Airfox Brazil, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Airfox Card”) base of Airfox Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. The Program Incentives monies (as defined in the Program Agreement) cannot be used for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. As an incentive to support the launching of Airfox Card, on December 16, 2019 Mastercard Brasil made to Airfox Brazil the incentive prepayment per sales revenue ("Sales Revenue Incentive Prepayment") totaling R$65,000,000.

As a Mastercard prepaid debt card issuer, Airfox Brazil will be entitled to receive Sales Revenue Incentive pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment received on December 11, 2019. Upon complete amortization of Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid debit cards issued by the Airfox Brazil. Airfox Brazil will have no minimum commitment of transaction volumes to be completed with the prepaid cards.

The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on Airfox Brazil since it constitutes prepaid sales revenue from Mastercard Brasil to Airfox Brazil. Via Varejo has agreed to act as a guarantor of Airfox Brazil’s Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a Guaranty Letter. No sales incentives have been earned through December 31, 2019.

The Program Agreement has a term of ten years, unless earlier terminated by either party in accordance with specific provisions of the Program Agreement.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2019	September 30, 2019
Service contract	$349,000	$349,000
R&D tax credit	335,274	288,187
Prepaid expenses	264,160	182,171
Total Prepaid expenses and other current assets	$948,434	$819,358

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

Changes in Digital Assets during the three months ended December 31, 2019 was as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2019	$1,392	$—	$1,392
Realized loss on the sale of digital assets	(1,392)	—	(1,392)
Balance at December 31, 2019	$—	$—	$—

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definitive-lived intangible assets:

	December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(63,209)	$76,803
Capitalized software costs towards VV wallet	3	1,500,058	1,302,722	—	2,802,780
Website	3	272,083	10,562	(128,374)	154,271
Software	3	17,486	23,700	(1,501)	39,685
		$1,929,639	$1,336,984	$(193,084)	$3,073,539

	September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$86,540	$53,472	$(51,542)	$88,470
Capitalized software costs towards VV wallet	3	—	1,500,058	—	1,500,058
Website	3	120,333	151,750	(104,202)	167,881
Software	3	—	17,486	(583)	16,903
		$206,873	$1,722,766	$(156,327)	$1,773,312

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $36,757 and $24,877 for the three months ended December 31, 2019 and 2018, respectively.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	December 31, 2019	September 30, 2019
Other accrued liabilities	$681,118	$562,840
Customer deposits	338,929	193,267
Accrued compensation	251,986	167,760
Legal and professional	102,775	97,957
Software and website development	338,187	363,271
Total accrued liabilities	$1,712,995	$1,385,095

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

This Services Agreement has a term of five years, unless earlier terminated by either the Client or the Company as set forth below:

i.

The Client may terminate the Services Agreement at its sole discretion upon written notice to the Company at any time prior to the completion of Phase 1;

ii.

In the event that the Company is not able to complete any of its deliverables for any phase of the Services Agreement;

iii.

After the commencement of Phase 3, provided that the Phase 3 funding has been paid to the Company;

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 15); or

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

iv.

The banQi License shall be immediately terminated; and

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

Convertible Notes

On September 11, 2018, the Company entered into an agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued convertible notes totaling $2,500,000, $3,500,000, and $4,000,000 on February 14, 2019, June 10, 2019, and September 6, 2019 respectively, under these agreements. When issued, the Notes are subordinated to any of the Company’s outstanding indebtedness. The term of the Notes Agreement is 5 years unless terminated earlier by either the Company or the Client for events detailed in the Notes Agreement.

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

After the commencement of Phase 3 provided Phase 3 funding has been paid to the Company

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 15)

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

Termination Events

The principal amount of the Notes shall be reduced by 50%, if the Client terminates the Services Agreement; 1) after the commencement of Phase 3, provided that the Phase 3 funding has been paid to the Company; 2) at any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 15); or 3) if the Call Option expires without being exercised.

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

The Company determined that the criteria included in the Termination Events Rights, Termination Events, Cancellation Termination Event and Acceleration Termination Event, described above represent put options which are considered derivates as they are not considered clearly and closely related to the Notes. When a note is issued, the Company will evaluate the likelihood of these events occurring and estimate an associated value, if any, to be recorded as a derivative liability. No values were ascribed to the above noted features upon issuance of the convertible note on February 14, 2019, or as of December 31, 2019.

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

UNAUDITED

Note 10 - Simple Agreement for Future Equity

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

The Company evaluated the SAFEs in accordance with ASC 480-10 and determined that the SAFEs represented an obligation that the Company must settle by issuing a variable number of its equity shares, the monetary value of which is known when entering into the SAFE. As of the date of issuance and through December 31, 2019, the fair value of the related liability was $239,899.

Note 11 - Preferred Stock

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

Note 12 - Common Stock

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

Note 13 - Stock Based Compensation

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

The fair value of the Company’s common stock was estimated to be $0.29 at December 31, 2019 and September 30, 2019, respectively. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Price of Common Stock	$0.29	$0.29
Volatility	60%	60%
Expected term (in years)	6.08	6.08
Risk free rate	1.39%	2.55%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2019	2,684,717	9.47	$0.23
Granted	5,000	9.76	$0.29
Forfeited	(55,000)	9.50	$0.29
Cancelled	—	—	$—
Outstanding at December 31, 2019	2,634,717	9.47	$0.23

Exercisable at December 31, 2019	516,717	6.37	0.23

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The grant date fair value per share for the stock options grant during the three months ended December 31, 2019 was $0.16. At December 31, 2019, the total unrecognized compensation related to unvested stock option awards granted was $286,739, which the Company expects to recognize over a weighted-average period of approximately 3.09 years. The expense for stock-based compensation awards was $42,588 and $23,618 for the three months ended December 31, 2019 and 2018, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in selling, general and administrative expense.

Note 14 - Concentrations

Accounts Payable

As of December 31, 2019, and September 30, 2019 the Company had approximately 43% and 86%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

Note 15 - Commitments and Contingencies

Operating Leases

The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 8 years, subject to certain renewal options as applicable.

Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts.  There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

The Company determined that the exercise of the renewal option became reasonably certain for its office space in Boston and Brazil; therefore, the payments associated with the renewal are now included in the measurement of the lease liability and ROU asset for those locations. The useful life of the Boston and Brazil office spaces will extend through February 2028 and September 2021, respectively.

Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates, which were used to discount its real estate lease liabilities. We used estimated incremental borrowing rates of 7.52%, 5.73%, and 9.68% on October 1, 2019 for all leases that commenced prior to that date, for two office spaces in Boston, Massachusetts, and one office space in Brazil, respectively.

There was no sublease rental income for the quarter ended December 31, 2019, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three months ended December 31, 2019:

Three Months Ended
December 31, 2019
Components of total lease cost:
Operating lease expense	$168,115
Short-term lease expense	—
Total lease cost	$168,115

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Lease Position as of December 31, 2019

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
December 31, 2019

Assets
Other assets	$2,308,863
Total lease assets	$2,308,863

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$367,709
Noncurrent liabilities:
Lease liability, net of current portion	2,016,764
Total lease liability	$2,384,473

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of December 31, 2019:

Weighted average remaining lease term (in years) – operating leases	6.96
Weighted average discount rate – operating leases	7.7%

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating leases for the year ended December 31, 2019:

Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40,429
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$2,465,218

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Undiscounted Cash Flows

Future lease payments included in the measurement  of lease liabilities on the condensed consolidated balance sheet as of December 31, 2019, for the following five fiscal years and thereafter  were as follows:

Year ending September 30,	Operating Leases
Remaining 2020	$397,492
2021	525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$3,133,833
Less effects of discounting	(749,360)
Present value of future minimum lease payments	$2,384,473

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

Between August and October 2017, the Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 the Company settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, Airfox agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $250,000 to the SEC.

On March 15, 2019, the Company filed an initial registration statement on Form 10 with the SEC under the Exchange Act on a voluntary basis in connection with the Settlement Agreement and to provide current information to Potential AirToken Claimants pursuant to Section 12(a) of the Securities Act. The Form 10 registration statement became effective on May 14, 2019, and on October 18, 2019 the Company was notified that the SEC had completed its review of the Form 10 registration statement.

In conjunction with the Settlement Agreement, Potential AirToken Claimants are entitled to return their AirTokens to the Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, the Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. The Company received claim forms from 174 Potential AirToken Claimants during the claims period and the Company determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 the Company commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of the Company’s resolution of their claim.

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. The amount that was not paid was approximately $586,293. All unpaid approved claims are expected to be paid during the second quarter of 2020 upon return to the Company of approved claimants’ AirTokens.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Additionally, the Settlement Agreement requires the Company to:

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

Also, on November 16, 2018, the Company entered into a settlement with the Massachusetts Securities Division related to our issuance of AirTokens in the Company’s 2017 ICO whereby the Company agreed to pay a penalty of $100,000 to the Commonwealth of Massachusetts.

As a result of the Company’s inability to timely resolve these accounting issues, the Company did not timely file with the SEC the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and the Company’s annual report on Form 10-K for the year ended September 30, 2019, which puts the Company in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, the Company did not timely file certain Current Reports on Form 8-K. As a result of the Company’s failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from the Company, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions.

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against the Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. To date, no complaint has been formally served on the Company.

Other than with respect to the matters described above, the Company is not aware of any pending or threatened claims that the Company violated any federal or state securities laws. However, the Company cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on the Company’s cash flow, financial condition or prospects and the value of the AirTokens.

Note 16 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2019 and September 30, 2019 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of some of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than state minimum taxes.

Note 17 - Related Party Transaction

There are no related party transactions that have been identified during the three months ended December 31, 2019 and December 31, 2018.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 18 - Subsequent Events

On February 3, 2020, the Company’s board of directors (i) accelerated the vesting of all 260,021 stock option awards awarded to Douglas Lopes, the Company’s Chief Financial Officer; (ii) approved an amendment to the registrant’s 2016 Equity Incentive Plan (the “Plan”) to decrease the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards (as defined in the Plan) from 2,834,837 to 2,676,126; and (iii) waived the restrictions on transfer and right of first refusal in favor of the Company, as set forth in the Company’s Amended and Restated Bylaws, for certain stockholders, including Mr. Lopes and Victor Santos, the Company’s Chief Executive Officer.

On February 7, 2020, pursuant to a written Call Exercise Notice (“Call Exercise Notice”), Via Varejo notified the Company and the Option Stockholders of Via Varejo’s intention to exercise the Call Right pursuant to the Call Option Agreement, through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and 100% owned by Via Varejo (the “Buyer”), whereby (i) the Notes in the aggregate principal amount of $10,000,000 will be converted into shares of the Company’s common stock (the “Primary Shares”) and (ii) $6,000,000 of shares of the Company’s common stock will be purchased directly from the Option Stockholders (the “Secondary Shares”), such that Via Varejo shall own 80% of the Company’s common stock on a fully diluted basis (the “Transaction”). The agreed upon valuation of the Company for the purposes of the Transaction is $20 million.

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consumate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which is expected to occur prior to April 11, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) (the “Conversion of Shares”) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended (the “Plan”) whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price in the Employee SPAs) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement (“Form Stock Purchase Agreement”), by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended September 30, 2019, as filed with the United States Securities and Exchange Commission (“SEC”) on January 15, 2020. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi, available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for our users for use in connection with our alternative credit scoring and lending application.

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

The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2019 and September 30, 2019, the Company had cash and cash equivalents of $2,827,650 and $5,451,348, a working capital deficit of $11,290,756 and $4,467,895, total stockholders’ deficit of $23,065,332 and $19,140,984 and an accumulated deficit of $24,924,899 and $21,025,864. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. The amount that was not paid was approximately $586,293. All unpaid approved claims are expected to be paid during the second quarter of 2020 upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 9 – Via Varejo Services Agreement and Convertible Notes in the notes to the unaudited condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q.

On June 12, 2019, Airfox Brazil entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65,000,000 (approximately $15,973,857). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations for the three months ended December 31, 2019 and 2018 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended December 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$1,254,739	$247	$1,254,492	507,891%
Selling, general and administrative	5,206,039	1,204,432	4,001,607	332%
Operating expenses	5,206,039	1,205,511	4,000,528	332%
Loss from operations	(3,951,300)	(1,205,264)	(2,746,036)	-228%
Other income, net	5,386	94,928	(89,542)	-94%
Income tax benefit (expense)	46,631	(1,627)	48,258	2,966%
Net loss	$(3,899,283)	$(1,111,963)	$(2,787,320)	-251%

Revenue

Revenue for the three months ended December 31, 2019 was $1.3 million from the Company’s recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2019 was $5.2 million representing an increase of $4.0 million or a 332% increase, as compared to $1.2 million for the three months ended December 31, 2018. The primary components of the increase include: general and administrative expenses increased by $2,194,377 due to the overall increase of our operating activities, salaries and wage, and one time year-end bonus related expenses increased by $831,969 due to an increase in full time employees, consulting services increased by $457,502, legal and professional fees increased by $276,165 due to assistance with ERP system implementation, and advertising expenses increased by $210,784 due to increased activity in Brazil and the increased spend related to marketing efforts.

Digital Asset impairment charge

Digital Asset impairment charges of $0 for the three months ended December 31, 2019 and $1,079 for the three months ended December 31, 2018 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values.

Other income, net

Other income, net for the three months ended December 31, 2019 and 2018 was $5,386 and $94,928, respectively. The $89,542 decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a change in the estimated development period in the quarter ended September 30, 2019, as the AirToken development period was extended, decreasing the monthly amortization expense. Interest expense increased by $43,052 primarily due to the compounded interest on the AirToken refund liability (through the payment date of December 28, 2019) which was determined to be probable and estimable in the quarter ended September 30, 2019. Finally, there was a realized loss on the sale of digital assets in the amount of ($1,392) recognized in the quarter ended December 31, 2019 compared to ($90,940) in the quarter ended December 31, 2018.

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended December 31, 2019 and 2018 was $46,631 and $(1,627), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $6,822,861, or 153%, to $11.2 million as of December 31, 2019 from $4.5 million as of September 30, 2019. The decrease in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At December 31, 2019, we had a working capital deficit of $11,290,756 which included cash and cash equivalents of $2,827,650. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31, 2019	September 30, 2019	Change
Current assets (including $10,750,129 of restricted cash at December 31, 2019)	$14,632,050	$6,388,510	$8,243,540
Current liabilities	25,922,806	10,856,405	15,066,401
Working capital deficit	$(11,290,756)	$(4,467,895)	$(6,822,861)

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At December 31, 2019, our principal source of liquidity was $2,827,650 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Three Months Ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$9,362,354	$(1,727,391)
Net cash used in investing activities	$(1,340,616)	$(288,895)
Net cash provided by financing activities	$33,923	$3,000

Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2019 was $9,362,354. Cash was consumed from continuing operations by the loss of $3,899,283 million, non-cash items consisting primarily of amortization totaling $36,757, stock-based compensation totaling $42,588, net of recognizing $39,678 of a deferred gain on AirTokens. Changes in other working capital accounts had a positive impact of $13,220,578 on cash, including deferred revenue - Master Program Agreement of $16,092,700, offset by $2,655,655 in AirToken refund liability and $1,252,977 in deferred revenue - AirToken Project.

Net cash used in operating activities for the three months ended December 31, 2018 was $1,727,391. Cash was consumed from continuing operations by the loss of $1,111,963, non-cash items consisting primarily of amortization totaling $24,877, stock-based compensation totaling $23,618, a realized loss on the sale of our Digital Assets of $90,940, net of recognizing $175,716 of a deferred gain on AirTokens. Changes in working capital accounts had a negative impact of $580,226 on cash.

Investing Activities

Net cash used in investing activities during the three months ended December 31, 2019 was $1,340,616 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Net cash used in investing activities during the three months ended December 31, 2018 was $288,895 consisting of the acquisition of intangible assets primarily related to Via Varejo.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2020 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities related to $33,923 in proceeds from the exercise of options for the three months ended December 31, 2019.

Net cash provided by financing activities related to $3,000 in proceeds from the exercise of options for the three months ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

We retained full-time accounting staff over the course of the 2019.  We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of December 31, 2019, our internal full-time accounting team is 9 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

•

We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.

Changes in Internal Control over Financial Reporting

In July of 2019, we implemented a new general ledger system at Airfox Brazil. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. The amount that was not paid was approximately $586,293. All unpaid approved claims are expected to be paid during the second quarter of 2020 upon return to the Company of approved claimants’ AirTokens.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security
December 24, 2019	122,510 shares of common stock at a purchase price of $0.29 per share issued pursuant to an option exercise.
October 06, 2019	Stock Options – rights to buy 5,000 shares of common stock at an exercise price of $0.29 per share.

We relied on Section 701 of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Amendment to 2016 Equity Incentive Plan

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

Employee Agreement Amendments

On December 31, 2019 our Company’s board of directors made an oral amendment to Douglas Lopes’ employment agreement to increase his annual salary from $185,000 per year to $200,000 per year effective January 1, 2019.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Restated Certificate of Incorporation dated July 12, 2016	10	3/15/19	3.1
3.2	Amendment to Restated Certificate of Incorporation dated September 13, 2018	10	3/15/19	3.2
3.3	Amended and Restated Bylaws	10	3/15/19	3.3
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.3	Convertible Promissory Note dated February 26, 2016 – Star Power	10	3/15/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Via Varejo Loan Agreement re: 11/1/19 loan	10-K	1/15/20	10.7
10.8*	Program Agreement between Mastercard Brasil, Airfox Brazil and Via Varejo	8-K	12/26/19	10.1
10.9	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2

10.10	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.11	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.12	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.13	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.14	Amendment 2020-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	8-K	2/4/20	10.3
10.15	CarrierEQ, Inc. Equity Incentive Plan Form of Stock Option Grant Notice	10	3/15/19	10.11
10.16	Assignment by Inventors to CarrierEQ, Inc.	10	3/15/19	10.12
10.17	Douglas Lopes Employee Agreement dated January 29, 2019	10	3/15/19	10.17
10.19	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

					Filed

———————

*  Confidential portions of this exhibit have been omitted from the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarrierEQ, Inc.

Date: February 19, 2020	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Officer (Principal Financial and Accounting Officer)