Form 10-Q
period 2020-03-31
CarrierEQ, Inc. /DE
filed 2020-05-19
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2020 was 7,753,069.

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$754,987	$5,451,348
Restricted cash	4,118,644	—
Short-term investments	82,141	100,576
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2020 and September 30, 2019	19,273	15,836
Prepaid expenses and other current assets	988,152	819,358
Digital assets	—	1,392
Total current assets	5,963,197	6,388,510

Non-current assets:
Intangibles, net	3,507,468	1,773,312
Property and equipment, net	3,610	1,077
Security deposits	1,554,280	1,548,396
Operating lease right of use assets	2,186,114	—
Total non-current assets	7,251,472	3,322,785
Total assets	$13,214,669	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$399,678	$821,612
Accrued liabilities	2,731,831	1,385,095
Other deferred revenue, current portion	93,755	237,111
Deferred revenue - AirToken Project, current portion	5,011,926	5,011,926
Airtoken refund liability	134,769	3,241,948
Operating lease liability, current portion	374,895	—
Deferred gain on issuance of AirTokens for services, current portion	158,712	158,713
Total current liabilities	8,905,566	10,856,405

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible notes payable - long-term portion	10,000,000	10,000,000
Deferred revenue – Mastercard Program Agreement	12,646,868	—
Deferred gain on issuance of AirTokens for services, net of current portion	158,721	238,077
Operating lease liability, net of current portion	1,926,974	—
Deferred revenue - AirToken Project, net of current portion	5,011,938	7,517,898
Deferred revenue, net of current portion	127,994	—
Total liabilities	39,017,960	28,852,279

Commitments and contingencies (Note 15)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of March 31, 2020 and September 30, 2019	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of March 31, 2020 and September 30, 2019	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 10,260,516 shares issued and 7,753,069 shares outstanding as of March 31, 2020; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	87	78
Treasury stock, at cost, 914,893 shares as of March 31, 2020 and September 30, 2019	(240,005)	(240,005)
Additional paid-in capital	2,413,632	2,014,658
Accumulated deficit	(29,084,918)	(21,025,864)
Accumulated other comprehensive income	1,108,632	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(25,802,534)	(19,140,732)
Non-controlling interest in subsidiary	(757)	(252)
Total stockholders' deficit	(25,803,291)	(19,140,984)
Total liabilities and stockholders' deficit	$13,214,669	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Revenue	$1,275,053	$—	$2,529,792	$247

Operating expenses:
Selling, general and administrative	5,570,471	2,352,016	10,776,510	3,556,448
Impairment of digital assets	—	—	—	1,079
Total operating expenses	5,570,471	2,352,016	10,776,510	3,557,527

Loss from operations	(4,295,418)	(2,352,016)	(8,246,718)	(3,557,280)

Other income (expense):
Realized loss on sale of digital assets	—	—	(1,392)	(90,940)
Gain on AirToken issuance for services	39,678	175,716	79,356	351,432
Interest income, net	60,054	11,324	27,154	21,476
Other income, net	99,732	187,040	105,118	281,968

Loss before income taxes	(4,195,686)	(2,164,976)	(8,141,600)	(3,275,312)

Income tax benefit (expense)	35,410	999	82,041	(628)

Net loss	(4,160,276)	(2,163,977)	(8,059,559)	(3,275,940)
Net loss attributable to non-controlling interest	257	20	505	25
Net loss attributable to CarrierEQ, Inc.	(4,160,019)	(2,163,957)	(8,059,054)	(3,275,915)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,099,845	(14,338)	998,269	(4,575)
Total comprehensive loss	$(3,060,174)	$(2,178,295)	$(7,060,785)	$(3,280,490)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit
Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813.928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,899,035)	(3,899,035)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(24,924,899)	$(23,065,332)
Options exercised					816,631	8			154,449				154,457
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	168,015
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,160,019)	(4,160,019)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,099,845	—	—	1,099,845
Balance at March 31, 2020 (unaudited)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(29,084,918)	$(25,803,291)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,059,559)	$(3,275,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	303,622	54,523
Stock based compensation	210,603	45,613
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	(79,356)	(351,432)
Changes in Assets and Liabilities:
Accounts receivable	(3,437)	253,700
Prepaid expenses and other current and long-term assets	(139,497)	(142,879)
Accounts payable	(421,934)	312,795
Operating lease right of use assets and liabilities	80,574	—
Accrued liabilities and other current liabilities	3,635,466	(890,697)
Deferred revenue – AirToken Project	(2,505,960)	—
Deferred revenue – Mastercard Program Agreement	12,646,868	—
Other deferred revenue	(143,356)	—
AirToken refund liability	(3,107,179)	—
Net cash provided by (used in) operating activities	2,418,247	(3,902,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,533)	—
Acquisition of intangible assets	(2,037,778)	(309,699)
Net cash used in by investing activities	(2,040,311)	(309,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	188,380	3,000
Proceeds from convertible note	—	2,500,000
Net cash provided by financing activities	188,380	2,503,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,144,033)	—

Net decrease in cash, cash equivalents, and restricted cash	(577,717)	(1,708,997)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$4,873,631	$6,310,155

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

Airfox USA has a 99.99% ownership interest in banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes LTDA), a limited liability company organized under the laws of the Federative Republic of Brazil, and a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox USA, Airfox Brazil and Airtoken GmbH are collectively referred to herein, as the “Company” or “Airfox”. On April 6, 2020, Airtoken GmbH was dissolved.

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for our users for use in connection with our alternative credit scoring and lending application.

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

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At March 31, 2020 the Company had cash and cash equivalents of $755 thousand, a working capital deficit of $2.9 million, total stockholders' deficit of $25.8 million and an accumulated deficit of $29.1 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. Additionally, the Company may be subject to other legal liabilities (see Note 15).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See Note 8 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of March 31, 2020 (See Note 9).

2.

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

3.

Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $12,650,950) (See Note 4).

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

COVID-19

Our operations are mainly in the United States and Brazil. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, and it continues to spread throughout the United States and Brazil. On March 10, 20202 the Governor of Massachusetts declared a State of Emergency, and on March 23, 2020 the Governor issued a an order requiring that all businesses and organizations that do not provide “COVID-19 Essential Services” close their physical workplaces and facilities to workers, customers and the public. The Governor’s order has since been extended until May 18, 2020. In Brazil, on March 20, 2020 the Governor of Sao Paulo declared a State of Public Calamity. On March 21, the Governor of Brazil’s financial hub also issued an order requiring that all no-essential business, including Via Varejo’s stores, close their physical workplaces and facilities to workers, customers and the public. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

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

The Company has a 99.99% controlling interest in banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes LTDA) and a 100% interest in AirToken GmbH; accordingly, the Company consolidates these entities and records non-controlling interests to reflect the economic interest of the non-controlling equity holders. On April 6, 2020, Airtoken GmbH was dissolved.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $0 for the three months ended March 31, 2020 and 2019, and $0 and $247 for the six months ended March 31, 2020 and 2019, respectively. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. As of March 31, 2020, the amount that was not paid was approximately $134,769. All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $1.3 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $220 thousand and $327 thousand, respectively.

For the six months ended March 31, 2020 and 2019, the Company recognized $2.5 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $641 thousand and $556 thousand, respectively.

Mastercard Revenue and Sale Incentives

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S.$12,650,950) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 4).

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

As a Mastercard prepaid card issuer, Airfox Brazil will be entitled to receive Sales Revenue Incentives pursuant to the Program Agreement. As a result, the Sales Revenue Incentives will be used to amortize the Sales Revenue Incentive Prepayment received on December 11, 2019. Upon complete amortization of Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by the Airfox Brazil. Airfox Brazil will have no minimum commitment of transaction volumes to be completed with the prepaid cards.

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $365 have been earned through March 31, 2020, and meets the guidance to be classified as a series.

In connection to the Program Agreement, the Company also entered into an agreement with Mastercard, an Interchange Manual (“Interchange Fee Agreement”) from Mastercard dated June 18, 2019, which details the fees paid by a merchant’s bank to Airfox Brazil to compensate for the value and benefits that merchant receives when it accepts electronic payments.

The fee is a specified percentage of the total dollar amount of a card transaction, and a fixed percentage based on the type of card transaction (i.e. merchant type, national vs. international, etc.), based on the schedule of fees outlined in the Interchange Fee Agreement (“Interchange Fee Revenue”).

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $3,717 has been earned through March 31, 2020, and meets the guidance to be classified as a series.

Via Varejo Services Agreement Revenue

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (the “Client”).

The Company has been engaged to design and develop a mobile software module and application programming interface that will provide the Client’s customers with access to certain mobile payment functionality, and that integrates banQi (“VV Wallet Services”). The Company will provide certain services, including hosting, maintenance and operation of banQi. The VV Wallet Services are structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: Rollout.

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

During Phase 1, there was a payment of $256,000 (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the three and six months ended March 31, 2020 totaled $12,799.

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

Short-Term Investments

Short-term investments are investments which have a maturity at the date of purchase of three months to five years. Short-term investments consist of a Certificate of Deposit due to mature January 1, 2020 with Santander Bank located in the Cayman Islands. On January 22, 2020 this short-term investment was renewed until May 21, 2020.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash, cash equivalents, and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At March 31, 2020, Airfox Brazil held cash, cash equivalents, and restricted cash totaling $4,352,065 in Brazilian financial institutions. Airfox cash, cash equivalents, and restricted cash, including amounts held in financial institutions in the USA and Brazil, totaled $4,873,631.

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

Security Deposits

As of March 31, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 9) to ensure a minimum number of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company.  Upon Mastercard issuing the minimum number of cards to users, the $ 300,000 will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company has capitalized software costs relating to the Via Varejo Services Agreement (see Note 9) and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term in September 2023.  The amortization expense related to the Via Varejo Services Agreement capitalized software for the three and six months ended March 31, 2020 totaled $234,159.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $161,610  and $7,928 for the three months ended March 31, 2020 and 2019, and $ 382,995 and $ 18,529 for the six months ended March 31, 2020 and 2019, respectively.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company is currently evaluating the impact that this guidance will have on the Company’s results of operations, financial position and cash flows.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes  ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s consolidated financial statement.

Note 4 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S. $12,650,950) from Mastercard Brasil pursuant to the “Program Agreement entered into between Airfox Brazil, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

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

As a Mastercard prepaid card issuer, Airfox Brazil will be entitled to receive Sales Revenue Incentive pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment received on December 11, 2019. Upon complete amortization of Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by the Airfox Brazil. Airfox Brazil will have no minimum commitment of transaction volumes to be completed with the prepaid cards.

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $365 have been earned through March 31, 2020, and meets the guidance to be classified as a series.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	September 30, 2019
Service contract	$349,000	$349,000
R&D tax credit	370,684	288,187
Prepaid expenses	268,468	182,171
Total Prepaid expenses and other current assets	$988,152	$819,358

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

Changes in Digital Assets during the three months ended March 31, 2020 was as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2019	$1,392	$—	$1,392
Realized loss on the sale of digital assets	(1,392)	—	(1,392)
Balance at March 31, 2020	$—	$—	$—

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definitive-lived intangible assets:

	March 31, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(74,877)	$65,135
Capitalized software costs towards VV wallet	3	1,500,058	2,012,313	(234,159)	3,278,212
Website	3	272,083	10,562	(148,114)	134,531
Software	3	17,486	14,903	(2,799)	29,590
		$1,929,639	$2,037,778	$(459,949)	$3,507,468

	September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$86,540	$53,472	$(51,542)	$88,470
Capitalized software costs towards VV wallet	3	—	1,500,058	—	1,500,058
Website	3	120,333	151,750	(104,202)	167,881
Software	3	—	17,486	(583)	16,903
		$206,873	$1,722,766	$(156,327)	$1,773,312

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $266,865 and $303,622 for the three and six months ended March 31, 2020, and $29,646 and $54,523 for the three and six months ended March 31, 2019, respectively.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	March 31, 2020	September 30, 2019
Other accrued liabilities	$2,209,416	$562,840
Customer deposits	264,682	193,267
Accrued compensation	257,733	167,760
Legal and professional	—	97,957
Software and website development	—	363,271
Total accrued liabilities	$2,731,831	$1,385,095

Note 9 – Via Varejo Services Agreement and Convertible Notes

Services Agreement

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (the “Client”) and those stockholders of the Company that have signed the Call Option Agreement (defined below) as well as any stockholder of the Company who signs a joinder to the Services Agreement after September 11, 2018 (the “Stockholders”). Concurrently, the Client and the Company entered into a convertible note purchase and call option agreement (the “Call Option Agreement”). The Client has the irrevocable option to acquire shares of the Company’s capital stock owned by certain stockholders and convert notes issued, in connection with the Call Option Agreement, into shares of the Company’s capital stock representing, in the aggregate, up to eighty percent (80%) of the Company’s common stock (the “Call Option”). The Company may issue up to $10,000,000 in convertible notes for cash dependent on the completion of designated phases outlined in the Services Agreement.

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

The Client will make the following payments to the Company related to the VV Wallet Services:

•

$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018, and the Company has recognized $12,799 of the revenue as of March 31, 2020.

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

The Company has begun recognizing the upfront payment of $256,000 (“Upfront Payment”) on January 1, 2020 as revenue, ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The funding received in exchange for the convertible notes is not considered revenue but is a liability of the Company. The total revenue recognized for the three and six months ended March 31, 2020 totaled $12,799.

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

The Company determined that the criteria included in the Termination Events Rights, Termination Events, Cancellation Termination Event and Acceleration Termination Event, described above represent put options which are considered derivates as they are not considered clearly and closely related to the Notes. When a note is issued, the Company will evaluate the likelihood of these events occurring and estimate an associated value, if any, to be recorded as a derivative liability. No values were ascribed to the above noted features upon issuance of the convertible note on February 14, 2019, or as of March 31, 2020.

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

Call Exercise Notice

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

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consummate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which is expected to occur during the quarter ended June 30, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) (the “Conversion of Shares”) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended (the “Plan”) whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price in the Employee SPAs) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement (“Form Stock Purchase Agreement”), by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

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

The Company evaluated the SAFEs in accordance with ASC 480-10 and determined that the SAFEs represented an obligation that the Company must settle by issuing a variable number of its equity shares, the monetary value of which is known when entering into the SAFE. As of the date of issuance and through March 31, 2020, the fair value of the related liability was $239,899.

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

On February 28, 2018, the Company repurchased 414,893 shares of common stock which it had previously granted to an independent entity in exchange for $240,000. The Company recorded these repurchased shares as Treasury shares in its consolidated balance sheet.

Note 13 - Stock Based Compensation

The Company established a 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under this plan. The Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock awards.

On February 3, 2020, the Company’s Board of Directors approved an amendment to the 2016 Equity Incentive Plan (the “Plan”) to decrease the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards (as defined in the Plan) from 2,834,837 to 2,676,126; and waived the restrictions on transfer and right of first refusal in favor of the Company, as set forth in the Company’s Amended and Restated Bylaws, for certain stockholders.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Additionally, on February 3, 2020, the Company’s Board of Directors approved the acceleration of vesting of 751,849 outstanding stock option awards awarded to employees and a third-party.

On February 6, 2020, the Board approved the acceleration of vesting of 149,564 outstanding stock options awarded to a third-party.

On February 26, 2020, the Board approved the acceleration of vesting of 277,564 outstanding stock options awarded to employees and other third-parties.

The total impact of the accelerated vesting of the stock options will have an impact of an additional $125,355 of stock compensation expense at March 31, 2020.

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

The fair value of the Company’s common stock was estimated to be $0.25 at March 31, 2020 and $0.29 September 30, 2019, respectively. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Price of Common Stock	$0.25 - 0.29	$0.29
Volatility	60% - 72%	60%
Expected term (in years)	6.08 - 6.90	5.30 - 6.08
Risk free rate	1.39% - 1.74%	2.25%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2019	2,684,717	9.47	$0.23
Granted	17,000	9.71	$0.26
Forfeited	(78,000)	9.25	$0.29
Cancelled	(2,604)	8.99	$0.29
Outstanding at March 31, 2020	2,621,113	9.48	$0.23

Exercisable at March 31, 2020	1,014,131	5.45	$0.20

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The grant date fair value per share for the stock options grant during the three months ended March 31, 2020 was $0.17. At March 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $114,979, which the Company expects to recognize over a weighted-average period of approximately 2.76 years. The expense for stock-based compensation awards was $168,015 and $21,995 for the three months ended March 31, 2020 and 2019, respectively. The expense for stock-based compensation awards was $210,603 and $45,613 for the six months ended March 31, 2020 and 2019, respectively. The increase in the stock-based compensation for the three and six months ended March 31, 2020 was due to acceleration of vesting related to stock options, which resulted in an additional $125,355 of stock compensation expense at March 31, 2020. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in selling, general and administrative expense.

Note 14 - Concentrations

Accounts Payable

As of March 31, 2020, and September 30, 2019 the Company had approximately 82% and 86%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had three and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

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

There was no sublease rental income for the quarter ended March 31, 2020.  The Company entered into a sublease agreement with a subtenant on March 1, 2020, however, the rent commencement date is April 1, 2020, and no revenue has been recognized as related to this agreement for the quarter ended March 31, 2020. No related party transactions for lease arrangements have occurred.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three and six months ended March 31, 2020:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Components of total lease cost:
Operating lease expense	$168,115	$336,230
Short-term lease expense	—	—
Total lease cost	$168,115	$336,230

Lease Position as of March 31, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
March 31, 2020

Assets
Operating lease right of use assets	$2,186,114
Total lease assets	$2,186,114

Liabilities
Current liabilities:
Operating lease liability, current portion	$374,895
Noncurrent liabilities:
Operating lease liability, net of current portion	1,926,974
Total lease liability	$2,301,868

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2020:

Weighted average remaining lease term (in years) – operating leases	6.90
Weighted average discount rate – operating leases	7.7%

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating leases for the six months ended March 31, 2020:

Six Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease right of use assets and liabilities	$80,574
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$2,465,218

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2020, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2020	$269,521
2021	525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$3,005,862
Less effects of discounting	(703,994)
Present value of future minimum lease payments	$2,301,868

Call Exercise Notice

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

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consummate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which is expected to occur during the quarter ended June 30, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) (the “Conversion of Shares”) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended (the “Plan”) whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price in the Employee SPAs) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement (“Form Stock Purchase Agreement”), by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. As of March 31, 2020, the amount that was not paid was approximately $134,769. All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against the Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. On February 25, 2020 the Company settled this claim with the plaintiff and the lawsuit was dismissed.

The claims period officially came to a close on Sept. 28, 2019. All claims were processed in accordance with the terms and provisions set forth in the SEC Order.

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

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S.$690,820 for services performed. banQi filed an answer to the claim on May 15, 2020. The Company accounts for contingencies when a loss is considered probable or possible (more likely than not) and can be reasonably estimated. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking.

As of March 31, 2020, the Company has entered into agreements with respect to contracts involving third parties and accrued liabilities of approximately $1.6 million.

Note 16 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of March 31, 2020 and September 30, 2019 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of some of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than state minimum taxes.

Note 17 - Related Party Transaction

There are no related party transactions that have been identified during the three and six months ended March 31, 2020 and March 31, 2019.

Note 18 - Subsequent Events

On April 6, 2020, Airtoken GmbH, a Swiss GmbH, the Company’s wholly owned subsidiary, was dissolved.

On April 21, 2020, the Company  received $537,732 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 21, 2020 (the “Note”) in the principal amount of $537,732, to Silicon Valley Bank (the “Bank”), the lender.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; the employer maintaining or rehiring employees and maintaining salaries at certain levels; and other factors. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The Company intends to use the entire Loan amount for qualifying expense, though no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note may be prepaid in part or in full, at any time, without penalty. The Note provides for certain customary events of default, including, but not limited to, failing to make a payment when due under the Note, failure to do anything required by the Note, the Company defaulting under certain agreements in favor of any third party, making false statements, the Company’s insolvency, and the commencement of creditor or forfeiture proceedings against the Company. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

On April 22, 2020, Mastercard returned $1.2 million plus interest of the $1.5 million security deposit related to the Security Agreement in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $300,000 will be paid back to the Company in full.

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

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs. We currently have a Company-wide work-from-home program. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees.

The COVID-19 pandemic has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including our contractors, collaborative partners and suppliers have either shut down or are operating on a limited basis, employees have been furloughed or laid off and social distancing has been mandated through stay-in-place orders. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to research and development, and financial position. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors.

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

The Company has experienced recurring losses and negative cash flows from operations. At March 31, 2020 and September 30, 2019, the Company had cash and cash equivalents of $754,987 and $5,451,348, a working capital deficit of $2,942,369 and $4,467,895, total stockholders’ deficit of $25,803,291 and $19,140,984 and an accumulated deficit of $29,084,918 and $21,025,864. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. As of March 31, 2020, the amount that was not paid was approximately $134,769. All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 9 – Via Varejo Services Agreement and Convertible Notes in the notes to the unaudited condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q. Additionally, the Company started recognizing revenue in January 2020 from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement.

On June 12, 2019, Airfox Brazil entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65,000,000 (approximately $12,650,950). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid card issuer, we will be entitled to receive Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by Airfox. We have no minimum commitment of transaction volumes to be completed with the Airfox Cards.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations for the three months ended March 31, 2020 and 2019 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$1,275,053	$—	$1,275,053	100%
Selling, general and administrative	5,570,471	2,352,016	3,218,455	137%
Operating expenses	5,570,471	2,352,016	3,218,455	137%
Loss from operations	(4,295,418)	(2,352,016)	(1,943,402)	83%
Other income, net	99,732	187,040	(87,308)	(47)%
Income tax benefit	35,410	999	34,411	3,445%
Net loss	$(4,160,276)	$(2,163,977)	$(1,996,299)	92%

Revenue

Revenue for the three months ended March 31, 2020 was $1.3 million primarily from the Company’s recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022. Additionally, revenue totaling $12,799 was recognized from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement, and revenue totaling $4,082 was recognized from the Program Agreement with Mastercard.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 was $5.6 million representing an increase of $3.2 million or a 137% increase, as compared to $2.4 million for the three months ended March 31, 2019. The primary components of the increase include: general and administrative expenses increased by $2.3 million due to the overall increase of our operating activities, legal accruals, salaries and wage, and one time year-end bonus related expenses increased by $1.1 million due to an increase in full time employees, consulting services decreased by $314,134, legal and professional fees decreased by $415,960 due to assistance with ERP system implementation, and advertising expenses increased by $153,682 due to increased activity in Brazil and the increased spend related to marketing efforts.

Other income, net

Other income, net for the three months ended March 31, 2020 and 2019 was $99,732 and $187,040, respectively. The $87,308 decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a change in the estimated development period in the quarter ended September 30, 2019, as the AirToken development period was extended, decreasing the monthly amortization expense. Interest income increased by $48,730 primarily due to interest earned from funds in interest bearing accounts.

Income tax benefit

Income tax benefit for the three months ended March 31, 2020 and 2019 was $35,410 and $999, respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$2,529,792	$247	$2,529,545	1,024,107%
Selling, general and administrative	10,776,510	3,556,448	7,220,062	203%
Operating expenses	10,776,510	3,557,527	7,218,983	203%
Loss from operations	(8,246,718)	(3,557,280)	(4,689,438)	132%
Other income, net	105,118	281,968	(176,850)	(63)%
Income tax benefit (expense)	82,041	(628)	82,669	(13,164)%
Net loss	$(8,059,559)	$(3,275,940)	$(4,783,619)	146%

Revenue

Revenue for the six months ended March 31, 2020 was $2.5 million primarily from the Company’s recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022.  Additionally, revenue totaling $12,799 was recognized from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement, and revenue totaling $4,082 was recognized from the Program Agreement with Mastercard.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2020 was $10.8 million representing an increase of $7.2 million or a 203% increase, as compared to $3.6 million for the six months ended March 31, 2019. The primary components of the increase include: general and administrative expenses increased by $4.5 million due to the overall increase of our operating activities, salaries and wage, and one time year-end bonus related expenses increased by $1.9 million due to an increase in full time employees, consulting services increased by $143,368, legal and professional fees decreased by $139,795 due to assistance with ERP system implementation, and advertising expenses increased by $364,466 due to increased activity in Brazil and the increased spend related to marketing efforts.

Digital Asset impairment charge

Digital Asset impairment charges of $1,079 for the six months ended March 31, 2019 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values. There was no Digital Asset impairment for the six months ended March 31, 2020.

Other income, net

Other income, net for the six months ended March 31, 2020 and 2019 was $105,118 and $281,968, respectively. The $176,850 decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a change in the estimated development period in the quarter ended September 30, 2019, as the AirToken development period was extended, decreasing the monthly amortization expense. Additionally, there was a realized loss on the sale of digital assets in the amount of ($1,392) recognized in the six months ended March 31, 2020 compared to ($90,940) in the six months ended March 31, 2019.

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended March 31, 2020 and 2019 was $82,041 and ($628), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $1,525,526, or 34%, to $3.0 million as of March 31, 2020 from $4.5 million as of September 30, 2019. The decrease in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At March 31, 2020, we had a working capital deficit of $2,942,369 which included cash and cash equivalents of $754,987. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	March 31, 2020	September 30, 2019	Change
Current assets (including $4,118,644 of restricted cash at March 31, 2020)	$5,963,197	$6,388,510	$(425,313)
Current liabilities	8,905,566	10,856,405	(1,950,839)
Working capital deficit	$(2,942,369)	$(4,467,895)	$1,525,526

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At March 31, 2020, our principal source of liquidity was $755 thousand in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Six Months Ended March 31,
	2020	2019

Net cash provided by (used in) operating activities	$2,418,247	$(3,902,298)
Net cash used in investing activities	$(2,040,311)	$(309,699)
Net cash provided by financing activities	$188,380	$2,503,000

Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2020 was $2,418,247. Cash was consumed from continuing operations by the loss of $8,059,559, non-cash items consisting primarily of amortization totaling $303,622, stock-based compensation totaling $210,603, net of recognizing $79,356 of a deferred gain on AirTokens. Changes in other working capital accounts had a positive impact of $10,041,545 on cash, including deferred revenue – Mastercard Program Agreement of $12,646,868, offset by $3,107,179 in AirToken refund liability and $2,505,960 in deferred revenue - AirToken Project.

Net cash used in operating activities for the six months ended March 31, 2019 was $3,902,298. Cash was consumed from continuing operations by the loss of $3,275,940, non-cash items consisting primarily of amortization totaling $54,523, stock-based compensation totaling $45,613, a realized loss on the sale of our Digital Assets of $90,940, net of recognizing $351,432 of a deferred gain on AirTokens. Changes in working capital accounts had a negative impact of $467,081 on cash.

Investing Activities

Net cash used in investing activities during the six months ended March 31, 2020 was $2,040,311 which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Net cash used in investing activities during the six months ended March 31, 2019 was $309,699 consisting of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2020 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities related to $188,380 in proceeds from the exercise of options for the six months ended March 31, 2020.

Net cash provided by financing activities related primarily to $2,500,000 in proceeds from convertible notes and proceeds from the exercise of options for the six months ended March 31, 2019.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

We retained full-time accounting staff over the course of the 2019.  We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of March 31, 2020, our internal full-time accounting team is 9 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. As of March 31, 2020, the amount that was not paid was approximately $134,769. All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against our Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs.  On February 25, 2020 the Company settled this claim with the plaintiff and the lawsuit was dismissed.

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S.$690,820 for services performed. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking.

As of March 31, 2020, the Company has entered into agreements with respect to contracts involving third parties and accrued liabilities of approximately $1.6 million.

ITEM 1A. RISK FACTORS

The following risk factor supplements the Risk Factors described in the Company’s annual report on Form 10-K for the year ended September 30, 2019, and should be read in conjunction therewith.

The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families. Furthermore, as a result of the COVID-19 pandemic, our employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information. We do not believe these circumstances have, or will, materially adversely impact our internal controls or financial reporting systems.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, our Company issued the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security
February 3, 2020	741,849 shares of common stock at a purchase price of $0.09 and $0.29 per share issued pursuant to option exercises.
February 6, 2020	74,782 shares of common stock at a purchase price of $0.29 per share issued pursuant to an option exercise.
January 20, 2020	Stock Options – rights to buy 12,000 shares of common stock at an exercise price of $0.25 per share.

We relied on Section 701 of the Securities Act since the transactions did not involve any public offering. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Restated Certificate of Incorporation dated July 12, 2016	10	3/15/19	3.1
3.2	Amendment to Restated Certificate of Incorporation dated September 13, 2018	10	3/15/19	3.2
3.3	Amended and Restated Bylaws	10	3/15/19	3.3
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.3	Convertible Promissory Note dated February 26, 2016 – Star Power	10	3/15/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4

10.8	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.9	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.10	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.11	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.12	Amendment 2020-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	8-K	2/4/20	10.3
10.13	CarrierEQ, Inc. Equity Incentive Plan Form of Stock Option Grant Notice	10	3/15/19	10.11
10.14	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
10.15	Office Sublease Agreement dated March 1, 2020				Filed
10.16	Call Exercise Notice	8-K	2/13/20	10.9
10.17	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.18	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.19	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.22	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.23	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

					Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarrierEQ, Inc.

Date: May 19, 2020	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Officer (Principal Financial and Accounting Officer)