Form 10-Q
period 2020-06-30
Carrier EQ, LLC
filed 2020-08-14
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission File Number: 000-56037

Carrier EQ, LLC

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

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,921,263	$5,451,348
Restricted cash	824,746	—
Short-term investments	—	100,576
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2020 and September 30, 2019	109,000	15,836
Prepaid expenses and other current assets	1,010,287	819,358
Digital assets	—	1,392
Total current assets	3,865,296	6,388,510

Non-current assets:
Intangibles, net	3,885,879	1,773,312
Property and equipment, net	3,326	1,077
Security deposits	334,413	1,548,396
Operating lease right of use assets	2,061,756	—
Due from related party	8,090	—
Total non-current assets	6,293,464	3,322,785
Total assets	$10,158,760	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,919	$821,612
Accrued liabilities	1,708,876	1,385,095
Other deferred revenue, current portion	48,416	237,111
Deferred revenue - AirToken Project, current portion	5,011,926	5,011,926
Airtoken refund liability	14,449	3,241,948
Operating lease liability, current portion	382,416	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	158,713
Due to related party	48,123	—
Total current liabilities	7,517,838	10,856,405

Long-term liabilities:
Simple agreement for future equity	—	239,899
Convertible notes payable - long-term portion	—	10,000,000
Deferred revenue – Mastercard Program Agreement	11,962,899	—
Deferred gain on issuance of AirTokens for services, net of current portion	119,043	238,077
Operating lease liability, net of current portion	1,835,238	—
Deferred revenue - AirToken Project, net of current portion	3,758,955	7,517,898
Deferred revenue, net of current portion	108,935	—
Total liabilities	25,302,908	28,852,279

Commitments and contingencies (Note 16)

Member’s and stockholders' deficit:
CarrierEQ, Inc. stockholders’ deficit:
Convertible Preferred stock; Series One; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of September 30, 2019	—	27
Convertible Preferred stock; Series One A; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of September 30, 2019	—	11
Common stock; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	—	78
Treasury stock, at cost, 0 shares as of June 30, 2020 and 914,893 shares as of September 30, 2019	—	(240,005)
Additional paid-in capital	—	2,014,658
Accumulated deficit	—	(21,025,864)
Accumulated other comprehensive income	—	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	—	(19,140,732)
Non-controlling interest in subsidiary	—	(252)
Total stockholders' deficit	—	(19,140,984)
Carrier EQ, LLC member’s deficit:
Member’s deficit; 1,227,635 limited liability company units outstanding as of June 30, 2020; 0 units outstanding as of September 30, 2019	(16,372,712)	—
Accumulated other comprehensive income	1,229,277	—
Total member’s deficit attributable to Carrier EQ, LLC members	(15,143,435)	—
Non-controlling interest in subsidiary	(713)	—
Total member’s deficit	(15,144,148)	—
Total liabilities and member’s deficit and stockholders' deficit	$10,158,760	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Revenue	$1,172,718	$1,393	$3,702,510	$1,641

Operating expenses:
Selling, general and administrative	6,212,797	2,761,818	16,989,307	6,318,270
Impairment of digital assets	—	—	—	1,079
Total operating expenses	6,212,797	2,761,818	16,989,307	6,319,349

Loss from operations	(5,040,079)	(2,760,425)	(13,286,797)	(6,317,708)

Other income (expense):
Realized loss on sale of digital assets	—	—	(1,392)	(90,940)
Gain on AirToken issuance for services	39,678	175,717	119,034	527,152
Interest income, net	122,861	6,895	150,015	28,371
Other income, net	162,539	182,612	267,657	464,583

Loss before income taxes	(4,877,540)	(2,577,813)	(13,019,140)	(5,853,125)

Income tax benefit (expense)	47,620	(314)	129,661	(942)

Net loss	(4,829,920)	(2,578,127)	(12,889,479)	(5,854,067)
Net (loss) income attributable to non-controlling interest	(44)	55	461	80
Net loss attributable to Carrier EQ, LLC.	(4,829,964)	(2,578,072)	(12,889,018)	(5,853,987)
Other comprehensive income
Foreign currency translation adjustment	120,645	10,063	1,118,914	5,488
Total comprehensive loss	$(4,709,319)	$(2,568,009)	$(11,770,104)	$(5,848,499)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Membership	Member's	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	$914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$—	—	$—	$—	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	—	—	—	—	$42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	—	—	—	—	$33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	—	—	—	—	$(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,899,035)	—	—	—	—	$(3,899,035)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	—	—	—	—	$(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(24,924,899)	$—	—	$—	$—	$(23,065,332)
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	—	—	—	—	$168,015
Options exercised	—	—	—	—	816,631	8	—	—	154,449	—	—	—	—	—	—	—	$154,457
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	—	—	—	$(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,160,019)	—	—	—	—	$(4,160,019)
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,099,845	—	—	—	—	—	—	$1,099,845
Balance at March 31, 2020 (unaudited)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(29,084,918)	$—	—	$—	$—	$(25,803,291)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Membership	Member's	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at March 31, 2020 (unaudited)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(29,084,918)	$—	—	$—	$—	$(25,803,291)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	$10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	$—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	$—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	$239,899
Stock compensation related to accelerated vesting of options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	$114,979
Capital contribution - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,921,004	—	$1,921,004
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	44	—	—	—	—	—	$44
Retirement of treasury stock	—	—	—	—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,829,964)	—	$(4,829,964)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	120,645	—	—	—	$120,645
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	$—
Capital contribution from Via Varejo for payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	$3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	$(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	29,084,918	1,108,632	1,277,635	(16,795,007)	(713)	$—
Balance at June 30, 2020 (unaudited)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$1,229,277	1,277,635	$(16,372,712)	$(713)	$(15,144,148)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Interest	Deficit	Deficit
Balance at September 30, 2018 (audited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	3,000
Stock based compensation	—	—	—	—	—	—	—	—	23,618	—	—	—	23,618
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,111,958)	(1,111,958)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,763	—	—	9,763
Balance at December 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,911,183	$9,461	$(7)	$(12,113,025)	$(10,432,278)
Stock based compensation	—	—	—	—	—	—	—	—	21,995	—	—	—	21,995
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,163,957)	(2,163,957)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(14,338)	—	—	(14,338)
Balance at March 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,933,178	$(4,877)	$(27)	$(14,276,982)	$(12,588,598)
Stock based compensation	—	—	—	—	—	—	—	—	28,925	—	—	—	28,925
Common stock issued in exchange for services	—	—	—	—	35,000	1	—	—	22,750	—	—	—	22,751
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,578,072)	(2,578,072)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	10,063	—	—	10,063
Balance at June 30, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$1,984,853	$5,186	$(82)	$(16,855,054)	$(15,104,986)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,889,479)	$(5,854,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	569,951	86,090
Stock based compensation	325,582	74,538
Additional stock based compensation due to cancellation of stock options	3,092,536	—
Common stock issued in exchange for services	—	22,751
Reversal of accrued interest related to conversion of convertible notes	(104,856)	—
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	(119,034)	(527,152)
Changes in Assets and Liabilities:
Accounts receivable	(93,164)	256,000
Prepaid expenses and other current and long-term assets	1,058,235	(1,643,648)
Accounts payable	(676,693)	100,595
Operating lease right of use assets and liabilities	120,717	—
Accrued liabilities and other current liabilities	2,200,572	(351,254)
Deferred revenue – AirToken Project	(3,758,943)	—
Deferred revenue – Mastercard Program Agreement	11,962,899	—
Other deferred revenue	(188,695)	—
AirToken refund liability	(3,227,499)	—
Due to related party	48,123	—
Due from related party	(8,090)	—
Net cash used in operating activities	(1,686,446)	(7,744,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,249)	—
Acquisition of intangible assets	(2,682,518)	(838,641)
Net cash used in by investing activities	(2,684,767)	(838,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	188,380	3,000
Proceeds from convertible note	—	6,000,000
Capital contribution – Via Varejo	1,921,004	—
Proceeds from Paycheck Protection Program SBA loan	537,732	—
Payment of principal from Paycheck Protection Program SBA loan	(537,732)	—
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	3,331,255	—
Payment to Option Holders due to cancellation of stock options	(3,331,255)	—
Net cash provided by financing activities	2,109,384	6,003,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(443,510)	—

Net decrease in cash, cash equivalents, and restricted cash	(2,705,339)	(2,579,769)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$2,746,009	$5,439,383

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash transactions:
Convertible debt instrument settled through issuance of common stock	$(10,000,000)	$—
Simple agreement for future equity settled through issuance of common stock	$(239,899)	$—
Lease liabilities arising from obtaining right of use assets	$2,465,218	$—
Cancellation of common stock	$(80)	$—
Conversion to common stock – Series One	$(27)	$—
Conversion to common stock – Series One A	$(11)	$—
Conversion of Preferred One and Preferred One A shares to common stock	$38	$—
Retirement of treasury stock	$240,005	$—
Issuance of common stock to Option Stockholders	$80	$—
Purchase of membership units - Carrier EQ, LLC	$(263)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Nature of Operations

Carrier EQ, LLC., doing business as AirFox (the “Company”), was incorporated in Delaware on May 21, 2020 with a principal place of business in Boston, Massachusetts. The Company was previously formed as a corporation, CarrierEQ, Inc. and was incorporated in Delaware on January 19, 2016.

On May 21, 2020, the Company filed a certificate of conversion (the “Certificate of Conversion”) to convert the Corporation to a Limited Liability Company and to change the Company’s name from “CarrierEQ Inc.” to “Carrier EQ, LLC.” The conversion and name change became effective on May 21, 2020. The Company filed a certificate of formation of CarrierEQ, LLC (the “Certificate of Formation”) on May 21, 2020.

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (see Note 10).

The Company has a 99.99% ownership interest in banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes LTDA) (“Airfox Brazil”), a limited liability company organized under the laws of the Federative Republic of Brazil, and a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox USA, Airfox Brazil and Airtoken GmbH are collectively referred to herein, as the “Company.” On April 6, 2020, Airtoken GmbH was dissolved.

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with the Company’s alternative credit scoring and lending application.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At June 30, 2020, the Company had cash and cash equivalents of $1.9 million, a working capital deficit of $3.7 million, and total member’s deficit of $15.1 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. As of June 30, 2020, As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). Additionally, the Company may be subject to other legal liabilities (see Note 16).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See Note 8 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 which were converted into common stock on May 21, 2020 (See Note 10).

2.

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Company platform as a source of distribution of their products.

3.

Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857 in December 2019) (See Note 4).

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

In addition to the actions above, the Company is evaluating diversifying its revenue streams, raising additional capital, and considering other actions that may yield additional funding. Further, the Company’s management can implement expense reductions, as necessary. While the risks related to generating revenues or obtaining funding to continue operations have been significantly reduced since the Company transaction on May 21, 2020, the Company has no contractual right to funding from its parent company and there is no assurance that the Company will be successful in obtaining funding from other sources or in generating revenues sufficient to fund operations.

In the event the Company is unable to raise additional debt or equity financing, it may:

1.

have to cease operations, in which case the Company may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off the Company’s assets, and the money will be used to pay off the Company’s debts in order of their priority. The priority of an AirToken holder seeking a refund claim should be equal to all of the Company’s other unsecured creditors; or

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2.

file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure the Company’s debt, including the Company’s debt to AirToken holders seeking refund claims. The priority of an AirToken holder seeking a refund claim, should be equal to all of the Company’s other unsecured creditors. The Chapter 11 reorganization plan will spell out rights of AirToken holders seeking refund claims and what such investors can expect to receive, if anything, from the Company.

COVID-19 Risks, Impacts and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. In Brazil, on March 20, 2020, the Governor of Sao Paulo declared a State of Public Calamity. On March 21, the Governor of Brazil’s financial hub also issued an order requiring that all no-essential business, including Via Varejo’s stores, close their physical workplaces and facilities to workers, customers and the public. On March 10, 2020 the Governor of Massachusetts declared a State of Emergency, and on March 23, 2020 the Governor issued an order requiring that all businesses and organizations that do not provide “COVID-19 Essential Services” close their physical workplaces and facilities to workers, customers and the public. The Governor’s order was extended to May 15, 2020. The Commonwealth’s “Reopening Massachusetts” process is underway, and as of July 6, 2020, the Commonwealth of Massachusetts entered into Phase III, Step 1 and the Company’s offices in Boston were opened on a limited basis subject to certain state mandated safety standards. While the Company expects the COVID-19 Outbreak to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

The Company is subject to the risks arising from the COVID-19 Outbreak’s social and economic impacts. The Company’s management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) the Company’s ability to effectively carry out its operations due to any adverse impacts on the health and safety of the Company’s employees and their families.

In response to the COVID-19 Outbreak, the Company’s employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to the Company’s business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information. The Company does not believe these circumstances have, or will, materially adversely impact the Company’s internal controls or financial reporting systems.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended September 30, 2019.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company has elected not to apply pushdown accounting to the accompanying standalone consolidated financial statements in accordance with ASC 805 “Business Combinations” (“ASC 805”).

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities.

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $0 and $1,393 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $1,641 for the nine months ended June 30, 2020 and 2019, respectively. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 16), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable).

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022. Refer to Note 16 for further information on the Rescission Offer.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the three months ended June 30, 2020 and 2019, the Company recognized $1.3 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $65 thousand and $245 thousand, respectively.

For the nine months ended June 30, 2020 and 2019, the Company recognized $3.8 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project were approximately $706 thousand and $801 thousand, respectively.

Mastercard Revenue and Sale Incentives

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S. $15,973,857 in December 2019) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 4).

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $429 and $794 have been earned for the three and nine months ended June 30, 2020, respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $3,085 and $6,802 has been earned for the three and nine months ended June 30, 2020, respectively, and meets the guidance to be classified as a series.

Via Varejo Services Agreement Revenue

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo (the “Client”).

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

During Phase 1, there was a payment of $256,000 (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the three and nine months ended June 30, 2020 totaled $12,104 and $24,903, respectively.

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

Short-Term Investments

Short-term investments are investments which have a maturity at the date of purchase of three months to five years. Short-term investments consist of a Certificate of Deposit due to mature January 1, 2020 with Santander Bank located in the Cayman Islands. This short-term investment was renewed on January 22, 2020 and matured on May 21, 2020.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash, cash equivalents, and restricted cash with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At June 30, 2020, Airfox Brazil held cash, cash equivalents, and restricted cash totaling $1,365,616 in Brazilian financial institutions. The Company had cash, cash equivalents, and restricted cash, including amounts held in financial institutions in the USA and Brazil that totaled $2,746,009.

The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

Security Deposits

As of June 30, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 10) to ensure a minimum number of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company.  Upon Mastercard issuing the minimum number of cards to users, the $300,000 will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement (see Note 10) and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term in September 2023.  The amortization expense related to the Via Varejo Services Agreement capitalized software for the three and nine months ended June 30, 2020 totaled $234,159 and $468,318, respectively.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $179,205 and $75,004 for the three months ended June 30, 2020 and 2019, and $562,200 and $93,536 for the nine months ended June 30, 2020 and 2019, respectively.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

All stock-based compensation costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. All stock-based compensation awards were cancelled as pursuant to the Transaction which occurred on May 21, 2020 (see Note 10).

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Note 4 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S. $15,973,857 in December 2019) from Mastercard Brasil pursuant to the “Program Agreement entered into between Airfox Brazil, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $429 and $794 have been earned for the three and nine months ended June 30, 2020, respectively, and meets the guidance to be classified as a series.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	September 30, 2019
Service contract	$349,000	$349,000
R&D tax credit	418,760	288,187
Prepaid expenses	242,527	182,171
Total Prepaid expenses and other current assets	$1,010,287	$819,358

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Changes in Digital Assets during the nine months ended June 30, 2020 was as follows:

	Ether	Bitcoin	Total
Balance at September 30, 2019	$1,392	$—	$1,392
Realized loss on the sale of digital assets	(1,392)	—	(1,392)
Balance at June 30, 2020	$—	$—	$—

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definitive-lived intangible assets:

	June 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(86,545)	$53,467
Capitalized software costs towards VV wallet	3	1,500,058	2,658,813	(468,318)	3,690,553
Website	3	272,083	10,562	(167,236)	115,409
Software	3	17,486	13,143	(4,179)	26,450
		$1,929,639	$2,682,518	$(726,278)	$3,885,879

	September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$86,540	$53,472	$(51,542)	$88,470
Capitalized software costs towards VV wallet	3	—	1,500,058	—	1,500,058
Website	3	120,333	151,750	(104,202)	167,881
Software	3	—	17,486	(583)	16,903
		$206,873	$1,722,766	$(156,327)	$1,773,312

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $266,329 and $569,951 for the three and nine months ended June 30, 2020, and $31,567 and $86,090 for the three and nine months ended June 30, 2019, respectively.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	June 30, 2020	September 30, 2019
Other accrued liabilities	$402,987	$562,840
Customer deposits	557,106	193,267
Accrued compensation	334,945	167,760
Accrued taxes	262,773	—
Legal and professional	151,065	97,957
Software and website development	—	363,271
Total accrued liabilities	$1,708,876	$1,385,095

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 9 – Debt

Note Payable – Paycheck Protection Program Loan

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

On May 21, 2020, the PPP loan of $537,732 plus interest of $433 was paid back in full by the Company.

Note 10 – Via Varejo Services Agreement and Convertible Notes

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

The Client will make the following payments to the Company related to the VV Wallet Services:

•

$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018, and the Company has recognized $12,104 and $24,903 of the revenue for the three and nine months ended June 30, 2020, respectively.

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

On May 21, 2020, convertible notes in the aggregate principal amount of $10,000,000 were converted into 13,339,510 shares of the Company’s Common Stock in connection with the Call Exercise Notice received from the Client. The common stock was subsequently cancelled.

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

The Company has begun recognizing the upfront payment of $256,000 (“Upfront Payment”) on January 1, 2020 as revenue, ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The funding received in exchange for the convertible notes is not considered revenue but is a liability of the Company. The total revenue recognized for the three and nine months ended June 30, 2020 totaled $12,104 and $24,903, respectively.

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

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 16); or

v.

If the Call Option expires without being exercised.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Convertible Notes

On September 11, 2018, the Company entered into an agreement (the “Notes Agreement”) to sell up to $10,000,000 of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued convertible notes totaling $2,500,000, $3,500,000, and $4,000,000 on February 14, 2019, June 10, 2019, and September 6, 2019 respectively, under these agreements. On May 21, 2020, convertible notes in the aggregate principal amount of $10,000,000 were converted into 13,339,510 common shares of the Company, and immediately cancelled pursuant to the terms of the Call Exercise Notice.

Interest Rates

The outstanding principal amount of the Notes bear interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Notes are not paid when due, such overdue amount shall bear interest of 3.00%.

The Notes were converted based on the principal outstanding amount of the Notes and excluded any accrued and unpaid interest due under the Notes at the conversion date, and the accrued and unpaid interest of approximately $105,000 was forgiven per the terms in the Notes Agreement.

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

The Notes features both primary and secondary call rights in which, during the Call Option Period, at the option of the Client, the Notes may be converted into $10,000,000 and $6,000,000, respectively, of the Company’s Common Stock. On May 21, 2020, the convertible notes in the aggregate amount of $10,000,000 was converted into shares of the Company’s Common Stock, and an additional $6,000,000 of shares of the Company Common Stock (8,003,706 shares) was purchased directly from certain Company stockholders (the “Option Stockholders”). The Common Stock was immediately cancelled pursuant to the terms of the Call Exercise Notice, and the Buyer received 100% membership interests in the Company.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

On May 21, 2020, the convertible notes in the aggregate amount of $10,000,000 was converted into 13,339,510 shares of the Company’s Common Stock, and an additional $6,000,000 of shares of the Company Common Stock was purchased directly from Option Stockholders, totaling 8,003,706 shares. The common stock was subsequently cancelled, and the Buyer received 100% membership interests in the Company.

Call Exercise Notice and Business Combination

On February 7, 2020, Via Varejo notified the Company and the Option Stockholders of Via Varejo’s intention to exercise its call right pursuant to a Convertible Note Purchase and Call Option Agreement, dated as of September 11, 2018, as amended on June 10, 2019 by the First Amendment to the Convertible Note Purchase and Call Option Agreement, through Lake Niassa (the “Buyer”), whereby (i) convertible notes in the aggregate principal amount of $10,000,000 will be converted into shares of the Company’s common stock and (ii) $6,000,000 of shares of the Company’s common stock will be purchased directly from the Option Stockholders, such that, after purchasing the Primary Shares and the Secondary Shares, Via Varejo shall own 80% of the Company’s common stock on a fully diluted basis (the “Transaction”). The agreed upon valuation of the Company for the purposes of the Transaction is $20 million. The Transaction closed on May 21, 2020. On May 21, 2020, the Buyer, Via Varejo, the Company and Victor Santos, solely in his capacity as the Company’s Representative (as such term is defined in the Call Option Agreement) entered into that certain Side Letter Agreement (the “Side Letter”), which defined the term “Diligence Liabilities,” as such term is used in the Call Option Agreement.

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consummate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which closed on May 21, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) (the “Conversion of Shares”) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended (the “Plan”) whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price contained in the form of Second Amendment to Stock Purchase Agreement, dated as of May 18, 2020 entered into by the Buyer and certain employees of the Company (the “Employee SPAs”)) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement, by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

On May 21, 2020, the number of shares of common stock issued upon the conversion of the Notes was 13,339,510. The aggregate number of shares of common stock purchased from the Option Stockholders was 8,003,706. The Buyer purchased a total of 3,168,226 shares of common stock pursuant to the Employee Stock Purchase Agreements (“SPAs”) and the Non-Employee SPAs. Immediately upon closing of the Transaction and the purchase of the common shares of the Company pursuant to the Employee SPAs and Non-Employee SPAs, the Buyer owned 24,511,442 common shares.

Additionally, in connection with the Call Exercise Notice, the two outstanding SAFE agreements in the aggregate fair value amount of $239,899 were converted into 474,996 common shares of the Company, which was paid to the holders of the SAFEs by the Buyer, and determined pursuant to the terms of the Call Exercise Notice.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Buyer also purchased 279,354 shares of common stock from five shareholders, who were not included in the purchase of common stock related to the Call Option Agreement, SPAs, or SAFE agreements (the “Remaining Shareholders”) as described above. The Buyer acquired each share of common stock owned by the Remaining Shareholders pursuant to the Employee SPAs and the Non-Employee SPAs.

The Buyer owned an aggregate of 25,265,794 common shares of the Company from the above transactions, which were immediately cancelled on May 21, 2020, and the Buyer received 100% membership interests in the Company.

Concurrently with the consummation of the Transaction and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options to purchase Company common stock granted under the Plan. All of the holders of the outstanding options issued under the Plan were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment from the Company, funded by Via Varejo.

Note 11 - Simple Agreement for Future Equity

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

On May 21, 2020, in connection with the Call Exercise Notice, the two outstanding SAFE agreements in the aggregate fair value amount of $239,899 were converted into 474,996 common shares of the Company, which was paid to the holders of the SAFEs by the Buyer, and determined pursuant to the terms of the Call Exercise Notice, which were immediately cancelled.

Note 12 - Preferred Stock

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On May 21, 2020, in connection with the Call Exercise Notice, the aggregate of 2,652,072 shares of Series One and 1,046,146 of Series One-A Preferred Shares were converted into the Company’s Common Stock during the Transaction which were subsequently cancelled.

The Company amended its Certificate of Incorporation and filed the Second Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) with the Delaware Secretary of State on May 21, 2020, to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) and (ii) no preferential rights in favor of any shareholder.

Note 13 - Common Stock

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

On May 21, 2020, in connection with the Call Exercise Notice, all of the Company’s previously outstanding common stock was purchased by the Buyer, which is included in the total aggregate of 25,265,794 of the Company’s Common Stock that was purchased by the Buyer during the Transaction. All shares of common stock were immediately then cancelled, including the shares held in treasury.

Note 14 - Stock Based Compensation

The Company established the 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under the Plan. The Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock awards.

On February 3, 2020, the Company’s Board of Directors approved an amendment to the Plan  to decrease the aggregate number of shares of the Company’s common stock that may be issued pursuant to Stock Awards (as defined in the Plan) from 2,834,837 to 2,676,126; and waived the restrictions on transfer and right of first refusal in favor of the Company, as set forth in the Company’s Amended and Restated Bylaws, for certain stockholders.

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

On May 21, 2020, concurrently with the consummation of the Transaction and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options to purchase the Company’s Common Stock granted under the Plan. All of the holders of the outstanding options issued under the Plan were immediately cancelled and, in consideration for such cancellation were entitled to a lump sum cash payment from the Company.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at June 30, 2020. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Price of Common Stock	$0.25 - 0.29	$0.29
Volatility	60 - 72%	60%
Expected term (in years)	0 - 6.90	5.30 - 6.08
Risk free rate	1.39 - 1.74%	1.82 - 2.25%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2019	2,684,717	9.47	$0.23
Granted	17,000	9.46	$0.26
Forfeited	(355,745)	8.03	$0.30
Exercised	(939,141)	8.08	$0.20
Cancelled	(1,406,831)	8.30	$0.25
Outstanding at June 30, 2020	—	—	$—

Exercisable at June 30, 2020	—	—	$—

On May 21, 2020, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense at May 21, 2020 totaling $114,979. Additionally, all of the holders of the outstanding options issued under the Plan were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3,331,255, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($238,719) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3,092,536 at May 21, 2020. The expense for stock-based compensation awards was $3,207,515 and $28,925 for the three months ended June 30, 2020 and 2019, respectively. The expense for stock-based compensation awards was $3,418,118 and $74,538 for the nine months ended June 30, 2020 and 2019, respectively.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 15 - Concentrations

Accounts Payable

As of June 30, 2020, and September 30, 2019 the Company had approximately 85% and 86%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had one and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

Note 16 - Commitments and Contingencies

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

The Company’s lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates, which were used to discount its real estate lease liabilities. The Company used estimated incremental borrowing rates of 7.52%, 5.73%, and 9.68% on October 1, 2019 for all leases that commenced prior to that date, for two office spaces in Boston, Massachusetts, and one office space in Brazil, respectively.

The Company entered into a sublease agreement with a subtenant on March 1, 2020, and the rent commencement date was April 1, 2020. There was approximately $30 thousand of sublease income recognized related to this agreement for the quarter ended June 30, 2020, which was recorded as a reduction to rent expense on the Consolidated Statements of Operations and Comprehensive Loss. No related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three and nine months ended June 30, 2020:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Components of total lease cost:
Operating lease expense	$168,115	504,345
Short-term lease expense	—	—
Total lease cost	$168,115	$504,345

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Lease Position as of June 30, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
June 30, 2020

Assets
Operating lease right of use assets	$2,061,756
Total lease assets	$2,061,756

Liabilities
Current liabilities:
Operating lease liability, current portion	$382,416
Noncurrent liabilities:
Operating lease liability, net of current portion	1,835,238
Total lease liability	$2,217,654

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2020:

Weighted average remaining lease term (in years) – operating leases	6.86
Weighted average discount rate – operating leases	7.7%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2020	$141,550
2021	525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$2,877,891
Less effects of discounting	(660,237)
Present value of future minimum lease payments	$2,217,654

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Between August and October 2017, the Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 the Company settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, the Company agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $250,000 to the SEC.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S. $690,820 for services performed. banQi filed an answer to the claim on May 15, 2020. The Company accounts for contingencies when a loss is considered probable or possible (more likely than not) and can be reasonably estimated. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking.

During the quarter ended March 31, 2020, the Company entered into agreements with respect to contracts involving third parties and accrued liabilities of approximately $1.6 million. $1.4 million has been paid as of June 30, 2020.

Note 17 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of June 30, 2020 and September 30, 2019 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was classified as a C Corporation for tax purposes. As of May 21, 2020, when the Company was converted from a C Corporation to a limited liability company. The Company also then elected to be classified as a C Corporation for U.S. tax purposes. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo. As a result of the acquisition, the utilization of some of the net operating loss carryforwards generated in both prior and the current fiscal years may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of the date of these financial statements, the Company has not undertaken an IRC 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates.

Note 18 - Related Party Transaction

The related party transactions between the Company and Via Varejo were unbilled receivables totaling $8.1 thousand, accounts payable totaling $8.4 thousand, and deferred revenue totaling $197 thousand as of June 30, 2020. Additionally, on May 28, 2020, the Company received $1.9 million from Lake Niassa as a capital contribution with no additional membership interests issued. There were no related party transactions as of June 30, 2019.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 19 - Subsequent Events

On July 29, 2020, the Company entered into an agreement with Lake Niassa to receive a capital contribution in the amount of $1.5 million. Additionally, the Company will receive capital contributions of $1 million on August 31, 2020, and $1.4 million on September 30, 2020 per the terms of the agreement.

On July 30, 2020, Lake Niassa made a capital contribution to Airfox Brazil in the amount of R$7,370,000 (approximately $1,429,043 USD) in exchange for 7,370,000 shares of Airfox Brazil, with a par value of R$1.00 (approximately $0.19 USD) per share.

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

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs. We currently have a Company-wide work-from-home program. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees. The Commonwealth’s “Reopening Massachusetts” process is underway, and as of July 6, 2020, the Commonwealth of Massachusetts entered into Phase III, Step 1 and our offices in Boston were opened on a limited basis subject to certain state mandated safety standards.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020 (“COVID-19 Outbreak”). We are continually monitoring the impacts the COVID-19 Outbreak could have on our business. Risks relating to the spread of coronavirus pushed the United States Federal Reserve to cut interest rates as part of an emergency action to protect the economy from the COVID-19 Outbreak’s impact. In an effort to contain and slow the spread of COVID-19, governments have implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering residents to shelter in place, and requiring the public to practice social distancing.

The COVID-19 Outbreak has materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are unknown and cannot be reasonably estimated.

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

We are subject to the risks arising from the COVID-19 Outbreak’s social and economic impacts. Our management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; and (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families.

In response to the COVID-19 Outbreak, our employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, could exacerbate certain risks to our business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information. We do not believe these circumstances have, or will, materially adversely impact our internal controls or financial reporting systems.

While the Company believes it is well positioned in times of economic uncertainty, the Company is not able to estimate the effects of the COVID-19 Outbreak on its results of operations, financial condition, or liquidity for the year ending September 30, 2020 and beyond. If the COVID-19 Outbreak continues, it may have a material adverse effect on the Company’s financial condition, liquidity, and future results of operations.

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

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2020 and September 30, 2019, the Company had cash and cash equivalents of $1,921,263 and $5,451,348, a working capital deficit of $3,652,542 and $4,467,895, and total member’s deficit/stockholders’ deficit of $15,144,148 and $19,140,984. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 30 months and is expected to be completed in March 2022.

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the unaudited condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q. Additionally, the Company started recognizing revenue in January 2020 from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement. On May 21, 2020, the convertible notes in the aggregate principal amount of $10,000,000 were converted into 13,339,510 shares of the Company’s Common Stock.

On June 12, 2019, Airfox Brazil entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65,000,000 (approximately $15,973,857 in December 2019). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid card issuer, we will be entitled to receive Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by the Company. We have no minimum commitment of transaction volumes to be completed with the Airfox Cards.

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

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consumate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which closed on May 21, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price in the form of the Second Amendment to Stock Purchase Agreement, dated as of May 18, 2020 entered into by the Buyer and certain employees of the Company (the “Employee SPAs”)) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement, by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

On May 21, 2020, all 1,404,227 stock options then issued and outstanding under the Plan were cancelled in exchange for a cash payment of $3,331,255 (calculated based on the per share price in the Employee SPAs) funded by Via Varejo and made to the holders of such stock options.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations for the three months ended June 30, 2020 and 2019 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$1,172,718	$1,393	$1,171,325	84,087%
Selling, general and administrative	6,212,797	2,761,818	3,450,979	125%
Operating expenses	6,212,797	2,761,818	3,450,979	125%
Loss from operations	(5,040,079)	(2,760,425)	(2,279,654)	(83)%
Other income, net	162,539	182,612	(20,073)	(11)%
Income tax benefit (expense)	47,620	(314)	47,934	15,266%
Net loss	$(4,829,920)	$(2,578,127)	$(2,251,793)	(87)%

Revenue

Revenue for the three months ended June 30, 2020 was $1.2 million primarily from the Company’s recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022. Additionally, revenue totaling $12 thousand was recognized from the Upfront Payment of $256 thousand related to the Via Varejo Services Agreement, and revenue totaling $3 thousand was recognized from the Program Agreement with Mastercard.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 was $6.2 million representing an increase of $3.4 million or a 125% increase, as compared to $2.8 million for the three months ended June 30, 2019. The primary components of the increase include: stock-based compensation increased by $3.2 million due to additional stock-based compensation related to the cancellation of stock options and recognizing the total unrecognized compensation cost at the Transaction date, salaries and wage, and one time year-end bonus related expenses increased by $0.5 million due to an increase in full time employees, depreciation & amortization increased by $0.2 million due to the current quarter’s amortization of Via Varejo capitalized software, consulting services decreased by $0.1 million, and legal and professional fees decreased by $0.2 million due to due to assistance with ERP system implementation.

Other income, net

Other income, net for the three months ended June 30, 2020 and 2019 was $163 thousand and $183 thousand, respectively. The $20 thousand decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a change in the estimated development period in the quarter ended September 30, 2019, as the AirToken development period was extended, decreasing the monthly amortization expense. Interest income increased by $116 thousand primarily due to interest earned from funds in interest bearing accounts.

Income tax benefit (expense)

Income tax benefit (expense) increased for the three months ended June 30, 2020 and 2019 was $47,620 and ($314), respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$3,702,510	$1,641	$3,700,869	225,525%
Selling, general and administrative	16,989,307	6,318,270	10,671,037	169%
Operating expenses	16,989,307	6,319,349	10,669,958	169%
Loss from operations	(13,286,797)	(6,317,708)	(6,969,089)	(110)%
Other income, net	267,657	464,583	(196,926)	(42)%
Income tax benefit (expense)	129,661	(942)	130,603	13,864%
Net loss	$(12,889,479)	$(5,854,067)	$(7,035,412)	120%

Revenue

Revenue for the nine months ended June 30, 2020 was $3.7 million primarily from the Company’s recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022.  Additionally, revenue totaling $25 thousand was recognized from the Upfront Payment of $256 thousand related to the Via Varejo Services Agreement, and revenue totaling $8 thousand was recognized from the Program Agreement with Mastercard.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2020 was $17.0 million representing an increase of $10.7 million or a 169% increase, as compared to $6.3 million for the nine months ended June 30, 2019. The primary components of the increase include: stock-based compensation increased by $3.3 million due to additional stock-based compensation related to the cancellation of stock options and recognizing the total unrecognized compensation cost at the Transaction date, general and administrative expenses increased by $2.7 million due to the overall increase of our operating activities, salaries and wage, and one time year-end bonus related expenses increased by $2.5 million due to an increase in full time employees, consulting services increased by $0.1 million, legal and professional fees increased by $1.2 million due to assistance with ERP system implementation, depreciation & amortization increased by $0.5 million due to the current year’s amortization of Via Varejo capitalized software, and advertising expenses increased by $0.5 million due to increased activity in Brazil and the increased spend related to marketing efforts.

Digital Asset impairment charge

Digital Asset impairment charges of $1 thousand for the nine months ended June 30, 2019 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values. There was no Digital Asset impairment for the nine months ended June 30, 2020.

Other income, net

Other income, net for the nine months ended June 30, 2020 and 2019 was $0.3 million and $0.5 million, respectively. The $0.2 million decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a change in the estimated development period in the quarter ended September 30, 2019, as the AirToken development period was extended, decreasing the monthly amortization expense.

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended June 30, 2020 and 2019 was $129,661 and ($942), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $0.8 million, or 18%, to $3.7 million as of June 30, 2020 from $4.5 million as of September 30, 2019. The decrease in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At June 30, 2020, we had a working capital deficit of $3,652,542 which included cash and cash equivalents of $1,921,263. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	June 30, 2020	September 30, 2019	Change
Current assets (including $824,746 of restricted cash at June 30, 2020)	$3,865,296	$6,388,510	$(2,523,214)
Current liabilities	7,517,838	10,856,405	(3,338,567)
Working capital deficit	$(3,652,542)	$(4,467,895)	$815,353

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At June 30, 2020, our principal source of liquidity was $1.9 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Nine Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(1,686,446)	$(7,744,128)
Net cash used in investing activities	$(2,684,767)	$(838,641)
Net cash provided by financing activities	$2,109,384	$6,003,000

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2020 was $1,686,446. Cash was consumed from continuing operations by the loss of $12,889,479, non-cash items consisting primarily of amortization totaling $569,951, stock-based compensation totaling $325,582, additional stock-based compensation due to cancellation of stock options totaling $3,092,536, net of recognizing $119,034 of a deferred gain on AirTokens and the reversal of accrued interest related to conversion of convertible notes of $104,856. Changes in other working capital accounts had a positive impact of $7,437,462 on cash, including deferred revenue – Mastercard Program Agreement of $11,962,899, offset by $3,227,499 in AirToken refund liability and $3,758,943 in deferred revenue - AirToken Project.

Net cash used in operating activities for the nine months ended June 30, 2019 was $7,744,128. Cash was consumed from continuing operations by the loss of $5,854,067, non-cash items consisting of an impairment charge of our Digital Assets of $1,079, amortization totaling $86,090, stock-based compensation totaling $74,538, $90,940 of realized loss on the sale of Digital Assets and $527,152 of a deferred gain on the issuance of AirTokens. Changes in working capital accounts had a negative impact of $1,638,307 on cash, with the majority of the impact related to the $1,500,000 service agreement with Mastercard (see Note 4).

Investing Activities

Net cash used in investing activities during the nine months ended June 30, 2020 was $2,684,767 which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

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

Financing Activities

Net cash provided by financing activities related primarily to a capital contribution from Via Varejo of $1,921,004, and $188,380 in proceeds from the exercise of options for the nine months ended June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

We retained full-time accounting staff over the course of the 2019.  We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of June 30, 2020, our internal full-time accounting team is 9 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between August and October 2017, our Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 we settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, the Company agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $250,000 to the SEC.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

During the quarter ended March 31, 2020, the Company entered into agreements with respect to contracts involving third parties and accrued liabilities of approximately $1.6 million, of which $1.4 million has been paid as of June 30, 2020.

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S.$690,820 for services performed. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking. This proceeding remains pending.

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

We were acquired by Via Varejo in May 2020 and the failure to fully integrate our companies in the future could disrupt our business and adversely affect our operating results.

The integration of our Company with Via Varejo is expected to divert management attention from other business activities, which could have a material adverse effect on our business, financial condition and results of operations. Integrating companies involve numerous risks, including the potential failure to achieve the expected benefits of the combination; difficulties integrating and harmonizing financial reporting systems; difficulties in and the cost of integrating operations, technologies, systems, services and personnel; diversion of financial and managerial resources from existing operations; potential loss of certain employees; unanticipated expenses related to integrating technologies; and challenges caused by distance, language and cultural differences. If we do not successfully integrate with Via Varejo, or if there are delays in integrating our businesses, the anticipated synergies and other benefits of our Company being acquired by Via Varejo may not be realized fully or at all or may take longer to realize than expected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1.	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.2	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.3	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5

10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Call Exercise Notice	8-K	2/13/20	10.9
10.10	Side Letter Agreement dated May 21, 2020	8-K	5/28/20	10.10
10.11	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.12	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.12
10.13	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.13
10.14	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.15	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.15
10.16	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.16
10.17	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.18	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.18
10.19	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.19
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.21
10.22	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.22
10.23	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.24	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.24
10.25	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.25
10.26	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.27	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.27
10.28	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.28
10.29	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
10.30	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.30
10.31	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.31
10.32	Victor Santos Employee Agreement dated 05/21/20	8-K	5/28/20	10.32
10.33	Douglas Lopes Employee Agreement dated 05/21/20	8-K	5/28/20	10.33
10.34	Emanuel Moecklin Employee Agreement dated 05/21/20	8-K	5/28/20	10.34
10.35	Contribution Agreement	8-K	5/28/20	10.35
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
101

The following financial information from the quarterly report on Form 10-Q of CarrierEQ, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

					Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC.

Date: August 14, 2020	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial Officer)