Form 10-K
period 2020-09-30
Carrier EQ, LLC
filed 2021-01-08
CIK 1766352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 000-56037

Carrier EQ, LLC
(Exact name of registrant as specified in its charter)

Delaware	37-1981503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

186 Lincoln Street, Third Floor, Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (617) 841-7207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbols	Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,565,544 as of March 31, 2020.

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

•

Changes in consumer demand for, and acceptance of, our digital banking application.

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

•

Our ability to fully integrate our Company as a wholly owned subsidiary of Via Varejo and the potential impact of the change in control of our Company.

•

The potential impact of any partnerships, strategic alliances or joint ventures or investments we may make.

•

Disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

•

The occurrence of hostilities, political instability or catastrophic events.

•

The novel coronavirus ("COVID-19") and its potential impact on our business.

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

Overview

Our business is to provide unbanked and financially underserved individuals in emerging markets mobile access to financial services. We are developing a software technology platform initially consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. Our software technology platform is designed and built as a Software as Service or (SaaS) offering. We expect to generate revenue from these applications from fixed recurring fees, transaction fees, third party fees and interest income. Our initial markets are the cash and unbanked markets in Brazil.

Our wallet application, banQi is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi, available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. banQi will also enable us to create an alternative credit scoring system for our users for use in connection with our alternative credit scoring and lending application.

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

We operate globally through Carrier EQ, LLC d/b/a Airfox, a Delaware limited liability company, and our subsidiary banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes Ltda), a limited liability company organized under the laws of the Federative Republic of Brazil, and 99.99% owned by Airfox (“Airfox Brazil” or “banQi Ltda”). CarrierEQ, Inc. d/b/a Airfox was incorporated on January 19, 2016 and on May 21, 2020, CarrierEQ, Inc. converted to a Delaware limited liability company and all shares of its common stock were converted into limited liability company interests. CarrierEQ, Inc. now exists as Carrier EQ, LLC. Unless the context otherwise requires, all references to “Airfox” “Company,” “we,” “our” or “us” and other similar terms means Carrier EQ, LLC d/b/a Airfox, and its subsidiaries. Carrier EQ, LLC is a wholly-owned subsidiary of Lake Niassa Empreendimentos e Participacões Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil ("Lake Niassa") that is, in turn, wholly-owned by Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil ("Via Varejo").

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

banQi, Our Airfox Wallet Application

Our wallet application, banQi, is a digital banking application that holds users’ cash and can be used to process a variety of consumer transactions. It is designed to meet the needs of those who primarily use cash because financial services are inaccessible to them. Airfox has partnered with some Brazilian payment processing companies which allow use of banQi at more than 300,000 physical locations throughout Brazil — including post offices and banks — that allow users to convert funds from Brazilian Reals to a banQi balance. Currently, users may deposit cash to banQi at these physical locations as a result of our current agreements with certain payment processing companies and we are in the process of seeking additional payment processing contracts with various other vendors. To make a deposit to banQi through boletos, users need to issue a boleto in exchange for cash, and scan the bar code with their banQi app. Boletos are a means of payment that are processed in many locations, such as post offices, supermarket chains, convenience stores, and lottery ticket vendors throughout Brazil – they contain a barcode that serves as a unique routing number.

Once the deposit into banQi is processed, users can use banQi to engage in a variety of transactions directly through their mobile phone with merchants that accept banQi. For example, users can pay their monthly rent by scanning the barcode of boletos that relate to the rent bill directly into banQi. The banQi balance can also be transferred to other users of banQi – the transfer is instantaneous and is facilitated by Airfox’s backend system. Currently, transfers can be made to existing banQi users within banQi and to other banks.  By allowing users to generate and pay boletos directly within banQi and initiate currency transfers digitally, banQi enables users to transfer the funds to the appropriate accounts in order to complete payment without having to go to a physical location or handle physical currency.

Balances contained in banQi cannot be converted into AirTokens at this time, and AirTokens are not required use banQi.

On September 11, 2018 Airfox entered into a services agreement, as amended on June 7, 2019 (the “Services Agreement”) with Via Varejo whereby, among other things, Airfox was provided with an exclusive agreement with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. banQi enables customers to make their payments digitally rather than traveling to a store, negotiating paperwork, and paying in cash. Our partnership with Via Varejo enabled users to make cash deposits into their banQi balance at any of Via Varejo’s Casas Bahia stores across Brazil.

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

Our roadmap during the next 12 months focuses primarily on executing on the Services Agreement with Via Varejo’s Casas Bahia and developing the core capabilities of our banQi app to increase our total numbers of users. Via Varejo’s Casas Bahia operates 854 stores, and we expect to acquire users for banQi through a combination of a joint marketing campaign with Via Varejo (including in-store, TV, and paid online advertising), training Via Varejo employees to introduce our banQi app to customers visiting Via Varejo’s stores and setting up physical kiosks in communities where our target users live. After running the pilot program with 200 Via Varejo's Casas Bahia stores in 2019, as of September 2020 we increased the number of Casa Bahia’s stores attended to 854 nationwide. With this nationwide reach we are establishing our Digital Wallet BanQi App services as a leading platform of its kind in Brazil. Our strategic activities are focused in increasing our TPV by implementing new features such as PIX (new Brazilian instant payment solution) and Linx (QR code) in our BanQi app, which will provide new payment methods for purchasing and banking transactions, generating revenue by offering credit products through additional third-party partnerships and service integration into our platform ecosystem, and further accelerating user acquisition by leveraging our existing active user base by incentivizing referrals through a cash back and referral incentives programs.

As of September 30, 2020, we had 145,344 active users generating a total payment volume (TPV) of R$24,924,055,58. As of December 31, 2019, we had 14,244 active users generating a total payment volume (TPV) of R$1,165,143.23.

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

•

Point of Sale” Solutions: We plan to offer virtual point of sale (POS) capabilities within banQi. The planned virtual POS will be able to process transactions originated by a customer using their banQi app, as well as handle an array of debit and credit cards, including the Airfox prepaid card. We expect to generate revenue from our POS solutions by charging merchant transaction fees, which will vary depending on the type of transaction. This will occur via our closed-loop QR code system that bypasses traditional centralized card networks and reduces costs for the user and the merchant.

Alternative Credit Scoring and Lending Application

Alternative Credit Scoring

We are in the process of developing an alternative credit scoring system using the information on financial transactions and data on other interactions from users’ smartphones that are collected by our banQi platform in compliance with all applicable data protection laws. The data collected will be analyzed by Airfox’s proprietary machine-learning algorithms, which will examine the user’s financial and behavioral trends to generate personalized credit scores for each customer, regardless of whether the customer has a formal credit history. Per our product roadmap, we expect that as more users gravitate to banQi, the user data we collect will become increasingly robust, allowing us to improve the predictive power of our machine-learning algorithms. We plan to begin offering loans to the first set our users that our algorithm deems to be credit-worthy in 2021. However, we expect that these loans will be underwritten by Airfox or third parties (as opposed to peer-to-peer lending as described below).

Brazil, unlike the U.S. and many other countries, did not have a “positive” credit bureau system such as the FICO® credit scoring models that many lenders use to help accurately predict a consumer's ability to repay a debt on time. The Brazilian model in force until March 2018 was formed only by consumers who expressly requested registration in private databases. As a result, most consumers did not apply for this process and Brazilian financial institutions could not offer credit at competitive rates because they could not meet the consumer's payment history. This scenario has been positively modified by initiatives of the Brazilian government. With the publication of Complementary Law No. 166 published on April 8, 2019 (“Lei Complementar no. 166/19”), several enhancements to the Brazilian credit bureau system were introduced to correct its imperfections and allow its full functioning to contribute for a better credit risk assessment by the lenders, with the consequent reduction of the bank spread and increased competition in the national financial system. One of the main modifications promoted by the new legal system was regarding the registration format, which changed from the model in which the consumers requested their inclusion in the credit bureau to the model which their registration is made automatically, ensuring to the consumers the right to opt out at any time. Therefore, the credit score will be automatically available to lenders without consumer’s authorization, but conditional on the specific purpose of measuring credit risk. Although this legislative change is important for the Brazilian credit system, we note that the payment history of consumers will not be automatically available to lenders, as this data may only be shared with lender prior and express authorization by consumers. We also note that the existing models in Brazil are based on static models which, in our opinion, are not enough to support the credit offer to the banQi target audience. As a result, we have the opportunity to build our own dynamic credit score that will be first used by banQi within our own customer base, and then subsequently potentially licensed to other companies looking for proprietary data and robust scoring for sub-prime and thin file customers.

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

The issuance of notes by us as described above may involve the offer and sale of securities.  When the peer-to-peer lending application eventually becomes functional, if we determine that issuing tokens evidencing microloan notes constitutes the offer and sale of securities, we will be required to issue such securities in compliance with the Securities Act. Because the majority of the transactions utilizing the peer-to-peer lending application probably will originate in Brazil, we would expect to rely on Regulation S to offer and sell such tokenized securities.  If the peer-to-peer lending application eventually gains acceptance within the U.S. marketplace, Airfox may offer and sell such tokenized securities to accredited investors in the United States pursuant to either Rule 506(b) or Rule 506(c) under Regulation D promulgated under the Securities Act.  However, given the SEC Settlement Agreement, Airfox would have to seek a waiver from the SEC prior to issuing any securities pursuant to either Rule 506(b) or 506(c), and Airfox can provide no assurance that any such waiver would be granted by the SEC.

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

Brazil has continued to define itself as a leader in FinTech throughout Latin America. Regulation and technology are breaking down barriers to entry related to distribution, clearing the way for new entrants that could shrink asset and liability spreads and increase penetration. Larger, more-established financial service providers, particularly banks, must now comply with additional regulatory and capital requirements that are, at present, not required for payment institutions (a category of FinTech company). A lack of such requirements may pave the way for challenger banks, FinTech companies leveraging technology and software to digitize and streamline retail banking, to target underserved and unserved demographics. Mobile technology allows challenger banks to offer competitive retail banking services such as current accounts, savings accounts, loans, insurance, and credit cards to those who want to be able to bank from their phones instead of visiting a retail location. Additionally, Brazilians have historically had limited tools with which to manage personal finances, which has led to greater usage of expensive loans and a poor allocation of resources, and companies are using internet-based solutions to help users manage accounts and renegotiate loans, as well as to provide market places for new loans and savings products. As a result, the Brazilian FinTech market is expected to grow to R$75billion in 10 years, and overall FinTech investment in Brazil has grown through the third and fourth quarter of 2019.

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

As of September 30, 2020, we had 1,533,993 customers who installed the banQi app. Of this total, 816,403 customers have completed their registration. Our TPV (defined as total payments successfully completed through our payment platform) and Active Users (defined as those registered users who have made at least one transaction during the last 30 days) has been growing month by month. As of September 30, 2020, we reached R$24,924,055,58 in TPV and 145,344 Active Users. As of December 31, 2019, our TPV was R$1,165,143.23 and had 14,224 Active Users.

Customer Acquisition

Strategic Partnerships

Airfox is actively developing channel partners to leverage the scale, brand recognition, and strategic synergies that these partnerships bring to accelerate the acquisition of end-users and increase the value to them.

A.

Via Varejo

Our Services Agreement with Brazilian retailer Via Varejo, our parent company, extends our reach to 87 million Brazilian consumers across Via Varejo's approximate 854 retail locations and e-commerce websites. We plan to drive new users to banQi once the peer-to-peer lending platform is launched by digitizing the consumer loan portfolio, managed by Via Varejo’s Casas Bahia to allow users to manage and make payments on their loans within banQi. With this agreement, the Casas Bahia brand will provide us with increased credibility in both direct sales and marketing efforts. Additionally, Casas Bahia stores (the vast majority of which are located in low-income neighborhoods where much of the population is unbanked) have the potential to replace traditional banks as banking centers for our users by enabling users to make free withdrawals and free deposits, as well as receive in-person customer support.

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

•

$2,500,000, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on February 14, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, see Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

•

$3,500,000, to be paid on June 15, 2019. This payment was received on June 10, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

•

$4,000,000, to be paid upon issuance of a timetable, acceptable to Via Varejo, demonstrating that we will be able to accomplish the following: (a) the National Rollout Deliverables (as defined in the Services Agreement), and (b) the issuance of physical pre-paid debit cards), in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on September 6, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).

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

On May 21, 2020, convertible notes in the aggregate principal amount of $10,000,000 were converted into 13,339,510 shares of the Company's Common Stock in connection with the Call Exercise Notice received from the Client. The common stock was subsequently cancelled.

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

For additional information on the Services Agreement, including information with regard to specific termination rights, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

B.

Mastercard Brasil

On June 12, 2019, we entered into a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) with Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil”) and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card (the “Airfox Card”) and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company an incentive prepayment per sales revenue (the “Sales Revenue Incentive Prepayment”) totaling R$65 million (approximately U.S.$16 million in December 2019). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid debit card issuer, we will be entitled to receive the Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid debit cards issued by Airfox. We have no minimum commitment of transaction volumes to be completed with the Airfox Cards. Our Sales Revenue Incentives revenue earned was $2.1 thousand and $0 for the years ended September 30, 2020 and 2019.

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

For additional information on the Program Agreement, including information with regard to specific termination rights, See Note 4 – Mastercard Program Agreement in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

banQi anticipates earning commission of 3% to 30% in each transaction facilitated by Blackhawk on the banQi application. The expected average commission is expected to be 7%.

The Blackhawk Agreement has a term of 3 years, unless earlier terminated by either party in accordance with specific provisions of the Services Agreement.

Geographic Markets

Our initial geographic market is Brazil. We plan to continue to focus our efforts on perfecting the in-store experience in our pilot stores program with Via Varejo in Sao Paulo then expanding it to additional Casas Bahia locations throughout Brazil. We hope to increase engagement, gain consumer trust, and enhance user understanding of banQi’s general functionality as we deploy in Casas Bahia’s approximately 854 locations throughout Brazil. Although our initial marketing efforts are currently concentrated on the Brazilian market, our overall goal is to develop our platform so that it can seamlessly extend first to other Latin American countries, and then the rest of the world.

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

•

Payment Application Providers: In this category, our largest competitors in Brazil are RecargaPay, PicPay, Ame Digital, Celcoin, Neon and MercadoPago. These applications directly compete with our banQi app functionalities. All of these competitors allow for bill pay, boleto pay, mobile recharge, money transfer, and various deposit methods. Many of these competitors’ payment applications are targeted towards more affluent Brazilians.

•

Digital Banks: In this category, our largest competitors in Brazil are Nubank, Banco Inter, and PagBank. These digital banks are indirect competitors with Airfox, as they bring competitive technology but a much greater variety in features. As with any bank, this allows for easy means to pay boletos, transfer and save money. Many of these digital banks preposition savings accounts, credit/debit cards, and direct integrations with the Central Bank in Brazil.

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

Regulations issued by the Brazilian Central Bank (Circular No. 3.885/2018) regarding payment institutions require that we file for an approval if, by December 31, 2021, the following limits are exceeded: (i) the total amount of transactions exceeds R$500,00,000; or (ii) the total amount of funds held in payment accounts exceeds R$50,000,000. We do not exceed the limits set above, and we are not required to file for an approval from the Brazilian Central Bank. The Circular No. 3.885/2018 requires that we file for an approval if, by December 31, 2020, the following limits are exceeded: (i) the total amount of transactions exceeds R$300,00,000; or (ii) the total amount of funds held in payment accounts exceeds R$30,000,000. Finally, this regulation requires all payment institutions operating in Brazil to file for an approval by June 31, 2023.

In the future, we intend to operate our blockchain-based peer-to-peer lending application to grant loans using banQi. As described below, this activity can only be performed by financial institutions. Presently, since we are only operating in the payment market and we have not yet fully completed our peer-to-peer lending application or implemented that portion of our business plan to provide loans to our customers, we do not believe we are required to obtain any license at this time.

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

Instant payments (Pix)

According to the information published on the Central Bank of Brazil website, instant payments (“namely Pix”) are electronic money transfers in which the payment messaging and funds availability for the payee are real-time tasks. The service, which was fully launched by Brazilian Central Bank on November 16, is available 24/7, non-stop technology. Transfers occur directly from the payer’s account to the payee’s account, without the need for intermediaries, resulting in lower transaction costs.

It is through Pix that all digital wallets that use QR Codes will be interoperable, meaning transfers and payments will be allowed from one e-wallet to another in real-time. This system will create opportunities for payment institutions, digital banks, and fintech companies, which will be able to develop platforms dedicated to this new scenario.

On November 3, 2020 banQi proved to the Central Bank of Brazil that it met all regulatory requirements to operate within the new system. As a result, banQi was authorized to make Pix available to all its users.

Central Bank leadership

The Central Bank of Brazil led the process of implementation of the Brazilian instant payment ecosystem, which was built through a participatory process involving dialogue with various market players. Specifically, the Central Bank's main objective is to increase the efficiency and competitiveness of retail payments in Brazil, by creating a new means of payment that will help in the process of digitalization of the Brazilian payments market.

As a Pix´s payment scheme settlor, the Central Bank of Brazil also was responsible to establishing the regulatory framework that all participants must comply with.

Implementation and expected benefits

The implementation of the instant payments ecosystem in Brazil aims at speeding up the transmission of the payment message and the availability of final funds to the payee, lowering costs, increasing safety and, ultimately, improving customer experience.

As for the payees’, the expected reduction of the number of intermediaries in the payment chain will favor a lower acceptance cost. The instant availability of resources will also optimize the cash flow management of payees that can reduce their credit needs. Moreover, the enriched data processed along with the payment order will allow the development of technological solutions that can integrate and automate payees’ systems, especially for companies, enabling reconciliation.

In line with the ongoing technological revolution, the Brazilian instant payment ecosystem will enable innovation, the emergence of new business models, and the reduction of the social cost related to the use of paper-based instruments. In addition to the potential to leverage the market competitiveness and efficiency, the instant payments full implementation will promote financial inclusion and fill several existing gaps in the currently available basket of payment instruments.

Our Regulatory Position as a Payment Institution and Payment Scheme Settlor.

We perform activities that are in particular subject to Law No. 12,865/13 and regulations from the Brazilian Central Bank and the CMN, although we are not currently required to file for an approval to operate as a payment institution in Brazil. In addition, Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, which are regulated by Law No. 4,595/1964.

As expressed above and according to Circular No. 3,885/2018, issued by the Brazilian Central Bank, we are required to seek an approval if, by December 31, 2021, the following limits are exceeded: (i) the total amount of transactions exceeds R$500,000,000; or (ii) the total amount of funds held in payment accounts exceeds R$50,000,000.

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

As a participant of instant payment scheme, banQi is subject to the regulations issued by the Central Bank of Brazil to operate as a Pix provider, including Resolução BCB no. 1 published on August 12, 2020, among others.

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

Employees

As of September 30, 2020, we have 99 employees, consisting of 39 employees in our Boston office and 60 employees in our Brazil office.

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

Our Company was originally formed on January 19, 2016, and we have a limited operating history. We continue to incur operating losses and we have contingent liabilities of an undeterminable amount related to our settlement with the SEC regarding our 2017 ICO. At September 30, 2020 and 2019, we had $3.3 million and $5.5 million in cash and cash equivalents, a working capital deficit of $6.4 million and $4.5 million, and total member's deficit/stockholder's deficit of $14.2 million and $19.1 million, respectively. For the year ended September 30, 2020, we had a net loss of $16.1 million. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

Our Company was originally formed on January 19, 2016 and does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred a member’s deficit of $14.2 million from inception to September 30, 2020 and has not fully implemented its business plan. Additionally, we have liabilities of $0.2 million related to our SEC Settlement Agreement regarding our 2017 ICO and our rescission offer to ICO purchasers. We anticipate incurring additional significant losses before realizing any substantive revenues and we will require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing and eventually produce sufficient revenue, we may be forced to sell our assets, curtail or discontinue our operations or abandon development plans involving any future functional use of AirTokens.

We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of settlements with the SEC and the Massachusetts Securities Division.

In connection with our 2017 ICO, we entered into settlement orders with both the SEC and the Massachusetts Securities Divisions (collectively, “Orders”).  While we have already paid the penalties imposed by the Orders, they each contain ongoing and continuing requirements that our Company refrain from violating the Securities Act and comparable Massachusetts statutes.  Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans.  In addition to requiring us to provide regular written updates regarding the rescission offer and a final certification, SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to the 2017 ICO and the rescission offer for at least one year subsequent to the delivery of the certification to the SEC.  Such requests for further information, and record-keeping requirements and  could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the SEC Order can be found at https://www.sec.gov/litigation/admin/2018/33-10575.pdf, and a copy of the Massachusetts Order can be found at https://www.sec.state.ma.us/sct/current/sctairfox/MSD-Airfox-CarrierEQ-Consent-Order-E-2017-0118.pdf.

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

We anticipate that we will continue to incur operating losses for the foreseeable future.  As a result, we will require additional financing to fund for our current and anticipated operations during the next 12 months and if we are not successful in securing additional financing, we may need to curtail our business operations, including development plans with respect to future potential functional uses of AirTokens.

We cannot assure you that additional funds will be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. If we obtain funds by entering into arrangements with our parent company, collaborative partners or others, we may be required to relinquish rights to certain of our products, services or technologies that we would not otherwise relinquish.

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

Our Company was originally formed on January 19, 2016, and since inception we have developed one new business line, are in the process of implementing a second and discontinued a third in its entirety. We have generated a limited amount of revenue pursuant to our new business lines and we have a limited customer base. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Although our management believes that our current business plan has significant potential, our Company may never attain profitable operations and our management may not succeed in realizing its business objectives. If it is not able to execute our business plan as anticipated, the Company may not be able to achieve profitability, and the AirTokens may experience a material reduction in value.

We may not successfully implement our new business lines, which would adversely affect our operating results and the value of our AirTokens.

Our banQi app and alternative credit scoring and lending applications are both new and unproven business lines, and it is uncertain whether these new business lines will ever be successfully implemented and result in significant revenue for our Company. Our decision to enter into our current business operations could adversely affect our Company for any number of reasons including, but not limited to, our inability to attain profitability or our failure to succeed in realizing our business objectives. If we cannot successfully implement our business lines as anticipated, our operating results will be adversely affected and the AirTokens may experience a material reduction in value.

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

We are highly dependent on this Services Agreement for the development of our business plan. If we fail to perform our obligations thereunder or Via Varejo terminates or otherwise breaches the Services Agreement, our Company’s business could be adversely affected. For additional information on the Services Agreement, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

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

The R$65 million (approximately U.S.$16 million in December 2019) Sales Revenue Incentive Prepayment made to our Company pursuant to the Program Agreement creates a direct financial obligation on our Company since the prepayment constitutes prepaid sales revenue from Mastercard Brasil to our Company. In the event the Program Agreement is terminated for certain reasons specified in the Program Agreement, pursuant to the provisions of the Program Agreement, we will be required to make to Mastercard Brasil full payment of the Sales Revenue Incentive Prepayment, plus interest, less any Sales Revenue Incentive Payment (as defined in the Program Agreement) earned by our Company, which could result in a material adverse effect on our business.

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

We cannot assure you that we will be able to successfully build our reputation or brand, especially with respect to the banQi brand. Building, maintaining, protecting and enhancing our reputation and brand are critical to expanding our customer base, as well as increasing strategic partnerships and developing new products. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. Our brand may already have experienced damage as a result of our settlement with the SEC relating to the 2017 ICO and could continue to experience reputational harm as a result thereof.  If we do not successfully maintain a strong and trusted brand, our business could be harmed, which could adversely affect the utility, acceptance or value of the AirTokens.

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

Our Company depends greatly on our Chief Strategy Officer, Victor Santos. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. We cannot assure you that our Company will be able to find, attract and retain additional qualified employees, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of Mr. Santos, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our Company’s business. We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other officers or employees.

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

Our Company is not currently involved in any material legal proceedings. However, it may become involved in other legal proceedings in its ordinary course of business. Additionally, the Securities Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. As a result, even if we abide by all terms of the SEC Settlement Agreement and Commonwealth of Massachusetts order related to the offer and sale of our AirTokens, which we have not done in certain instances, we may nevertheless continue to have potential liability in the future due to our previous issuance of AirTokens in violation of the federal and state securities laws. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings can represent a drain on our cash resources, as well as an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition, which could have a material adverse effect on the utility, acceptance or value of the AirTokens.

Our 2019 rescission offer did not extend to certain of our vendors who were issued AirTokens for services, and we may have additional potential liabilities due to our issuances of AirTokens to our vendors in violation of the federal and state securities laws.

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

Because our Company does not have nomination and corporate governance, audit or compensation committees, you will have to rely on the Sole Member to perform these functions.

Our Company does not have a nomination and corporate governance, audit or compensation committee. These functions are performed by Lake Niassa, the Sole Member of our Company, which has sole authority to manage our Company or delegate management of our Company to one or more officers. Lake Niassa, will participate in discussions concerning management compensation and audit issues that may affect management decisions. These decisions may not be in your best interests.

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

As a participant of the Pix scheme, we must comply with the regulations issue by Central Bank of Brazil, including Resolução BCB no. 1 published on August 12, 2020 and among others, to continue offering instant payments on our banQi app. Our failure to comply with these requirements would have material adverse effects on our business, including exclusion of the Pix scheme and the payment of substantial fines that specified in Resolução BCB n. 29 published on October 23.2020.

Certain ongoing legislative and regulatory initiatives under discussion by the Brazilian Congress and the Brazilian Central Bank on the broader payments industry may result in changes to the regulatory framework of the Brazilian payments and financial industries and may have an adverse effect on us.

During 2020, the Central Bank of Brazil issued several regulations related to the Brazilian payments market, aiming to increase the use of electronic payments, increase competitiveness in the sector, strengthen governance and risk management practices in the industry, encourage the development of new solutions and the differentiation of products to consumers, and promote the increased use of electronic payments. Such measures include the following recently-enacted Central Bank regulations: (i) Resolução Conjunta CMN/BCB no. 1, published on May 4, 2020, which defines the general requirements of the Open Banking implementation in Brazil; (ii) Resolução BCB no. 1/2020 which establishes the instant payment scheme; and (iii) Resolução BCB no. 24 published on October 22, 2020, which modifies the Circular 3,885/18 regarding payments institutions. As some of these regulation have changed both the limits of total amount the total amount of transactions and the total amount of funds maintained in payment accounts, all payment institutions operating in Brazil to file for an approval by June 31, 2023.

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

The use of AirTokens is governed by our Amended and Restated AirToken Terms & Conditions, and we may amend or revise our Amended and Restated AirToken Terms & Conditions at any time without your consent. Amendments may include imposing restrictions on the transfer or use of the AirTokens, which could have a material adverse effect on the value of the AirTokens or may result in the AirTokens not having any functional utility whether related to the planned peer-to-peer lending application or otherwise.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters is a leased office facility located at 186 Lincoln Street, Third Floor, Boston, MA 02111 that consists of approximately 6,651 square feet. We also lease approximately 880 square feet of office space in Brazil. We believe that our office facilities are suitable and adequate for our business operations. Our annual base rent during our next fiscal year is approximately $0.5 million.

Item 3.	Legal Proceedings.

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against our Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S.$690,820 for services performed. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking. This proceeding remains pending.

We are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and also see Note 16 - Commitments and Contingencies - Legal Proceedings in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Lake Niassa, a wholly owned subsidiary of Via Varejo, is the sole member of our Company.

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing the underbanked without access to bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

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

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020 and September 30, 2019, the Company had cash and cash equivalents of $3.3 million and $5.5 million, a working capital deficit of $6.4 million and $4.5 million, total member's deficit/stockholders' deficit of $14.2 million and $19.1 million, respectively. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

In conjunction with the Settlement Agreement, AirToken claimants are entitled to return their AirTokens to our Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. We received claim forms from 174 potential AirToken claimants during the claims period and we determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019 we commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 16 months and is expected to be completed in March 2022.

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

On June 12, 2019, Airfox Brazil entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Airfox Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Airfox Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65 million (approximately $16 million in December 2019). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

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

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs. We currently have a Company-wide work-from-home program. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees. The Commonwealth’s “Reopening Massachusetts” process is underway, and as December 13th, the Commonwealth of Massachusetts entered into Phase III, Step 1 and our offices in Boston were opened on a limited basis subject to certain state mandated safety standards. Our offices in Sao Paulo were also opened on a limited basis subject to certain state mandated safety standards.

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

The COVID-19 pandemic has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including our contractors, collaborative partners and suppliers have either shut down or are operating on a limited basis, employees have been furloughed or laid off and social distancing has been mandated through stay-in-place orders. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to user acquisition marketing efforts, Total Payment Volume growth, research and development, and financial position.

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

While the Company believes it is well positioned in the market place to navigate difficult market conditions in times of economic uncertainty, the Company believes this pandemic has adversely affected and has the potential to further adversely affect, its results of operations, financial condition, or liquidity for the year ending September 30, 2020 and beyond.

RESULTS OF OPERATIONS

Results of Operations for Fiscal 2020 and Fiscal 2019

The following comparative analysis of results of operations for Fiscal 2020 and Fiscal 2019 is based on the comparative audited consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ending September 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$5,143,430	$1,749	$5,141,681	293,978%
Selling, general and administrative	23,009,101	10,522,963	12,486,138	119%
Operating expenses	23,009,101	10,524,042	12,485,059	119%
Loss from operations	(17,865,671)	(10,522,293)	(7,343,378)	70%
Other income, net	1,511,906	210,315	1,301,591	619%
Income tax benefit	207,410	286,931	(79,521)	(28)%
Net loss	$(16,146,355)	$(10,025,047)	$(6,121,308)	61%

Revenue

Revenue for Fiscal 2020 was $5.1 million primarily from the Company's recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022. Additionally, revenue totaling $37.6 thousand was recognized from the Upfront Payment of $0.3 million and $57.0 thousand from transactional fees related to the Via Varejo Services Agreement, and revenue totaling $19.7 thousand was recognized from the Program Agreement with Mastercard.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for Fiscal 2020 was $23.0 million representing an increase of $12.5 million or a 119% increase, as compared to $10.5 million for Fiscal 2019. The primary components of the increase include: stock-based compensation increased by $3.3 million due to additional stock-based compensation related to the cancellation of stock options and recognizing the total unrecognized compensation cost at the Transaction date, general and administrative expenses increased by $3.9 million due to the overall increase of our operating activities, salaries and wage, and one time year-end bonus related expenses increased by $3.5 million due to an increase in full time employees, legal and professional fees increased by $1.1 million due to assistance with ERP system implementation, depreciation & amortization increased by $0.7 million due to the current quarter's amortization of Via Varejo capital software, and advertising expenses increased by $0.5 million due to increased activity in Brazil and the increased spend related to marketing efforts.

Digital Asset Impairment Charge

Digital Asset impairment charges of $1.1 thousand for Fiscal 2019 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values. There was no Digital Asset impairment for Fiscal 2020.

Other income, net

Other income, net for Fiscal 2020 and Fiscal 2019 was $1.5 million and $0.2 million, respectively. The increase in other income, net was primarily attributable to an increase in foreign currency transaction gain of $1.2 million. Interest income increased by $0.5 million primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for Fiscal 2020 and Fiscal 2019 was $0.2 million and $0.3 million, respectively.

Summary of Cash Flows Fiscal 2020 and Fiscal 2019

	For the Year Ended September 30,		Change
	2020	2019	Dollars
Net cash used in operating activities	$(5,792,775)	$(10,745,515)	$4,952,740
Net cash used in investing activities	$(3,392,979)	$(1,824,419)	$(1,568,560)
Net cash provided by financing activities	$7,581,508	$10,003,000	$(2,421,492)

Operating Activities

Net cash used in operating activities was $5.8 million for Fiscal 2020. Cash was consumed from operations by the loss of $16.1 million, non-cash items consisting primarily of amortization totaling $0.8 million, stock-based compensation totaling $0.3 million, additional stock-based compensation due to cancellation of stock options totaling $3.1 million, net of recognizing $0.2 million of a deferred gain on AirTokens and the reversal of accrued interest related to conversion of convertible notes of $0.1 million. Changes in other working capital accounts had a positive impact of $6.4 million on cash, including deferred revenue – Mastercard Program Agreement of $11.5 million, offset by $3.1 million in AirToken refund liability and $5.0 million in deferred revenue - AirToken Project.

Net cash used in operating activities for Fiscal 2019 was $10.7 million. Cash was consumed from operations by the loss of $10.0 million, less non-cash items of $0.3 million consisting principally of amortization of $0.1 million, stock-based compensation totaling $0.1 million and a realized loss on the sale of Digital Assets of $0.1 million, net of recognizing a deferred gain on issuance of AirTokens for services of $0.7 million. Changes in working capital accounts had a negative impact of $0.4 million on cash.

Investing Activities

Net cash used in investing activities during Fiscal 2020 was $3.4 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Net cash used in investing activities during Fiscal 2019 was $1.8 million consisting of purchases of short-term investments of $0.1 million, purchases of property and equipment of $1.1 thousand, and purchases of intangible assets of $1.7 million.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2021 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities related primarily to capital contributions from Via Varejo of $5.8 million, and $1.6 million in proceeds from a related party in Fiscal 2020.

Net cash provided by financing activities was $10.0 million during Fiscal 2019, consisting of proceeds from the exercise of options of $3.0 thousand and proceeds from convertible notes of $10.0 million.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	September 30, 2020	September 30, 2019	Change Dollars	Change Percentage
Current assets	$5,530,443	$6,388,510	$(858,067)	(13)%
Current liabilities	11,920,093	10,856,405	1,063,688	10%
Working capital deficit	$(6,389,650)	$(4,467,895)	$(1,921,755)	43%

We have experienced recurring losses and negative cash flows from operations. At September 30, 2020 and 2019, we had a working capital deficit of $6.4 million and $4.5 million, respectively. The Company had cash and cash equivalents of $3.3 million and $5.5 million as of September 30, 2020 and 2019, respectively.

As of September 30, 2020 and 2019, we held various Digital Assets with a cost basis of $0 and $1.4 thousand, respectively.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

In addition, if certain holders of AirTokens affirmatively rejected or failed to accept our 2019 rescission offer, they may continue to have a right of rescission under the Securities Act even though the rescission offer has expired. Consequently, if any offerees rejected the rescission offer, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the AirTokens have been sold. It may also be possible that by not disclosing that the AirTokens were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

•

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See Note 10 to the consolidated financial statements) whereby the Company has received $10 million by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10.3 million in cash and issued convertible notes totaling $10 million which were converted into common stock on May 21, 2020 (See Note 10).

•

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

•

Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65 million (approximately $16 million in December 2019) (See Note 4).

•

Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10 million (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10.2 million (approximately $2.5 million USD).

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

In September 2018, the Company entered into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 9 to the consolidated financial statements) whereby we may receive up to $10.3 million by issuing convertible notes in connection with our software design and development services provided to Via Varejo. The Company has received $6.3 million in cash and issued a convertible note for $2.5 million on February 14, 2019, $3.5 million on June 10, 2019, and obtained the remaining $4 million (and issued related convertible notes to Via Varejo) on September 6, 2019 pursuant to the terms of the Services Agreement.

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

Phase One - Specification and Customization Phase; Completed in January 2019 and $2.5 million funding received in February 2019;

Phase Two - Features Phase; Completed in June 2019 and $3.5 million funding received in June 2019;

Phase Three - Pilot Phase; is ongoing and was expended to additional Via Varejo’s Casas Bahia stores in the state of Sao Paulo ahead of the National Rollout. Airfox received $4 million in funding in September 2019; and

Phase Four - National Rollout; is expected to commence at the completion of the first quarter of 2020.

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

The Company estimates cash needs for the next 12 months will approximate $129.4 million without considering expenditures related to any potential additional rights of rescission under the Securities Act. The source of funds to cover these estimated expenditures will be from our current cash availability, amounts to be received from Via Varejo’s remaining Service Agreement payment, and revenue from service charges pursuant to the Services Agreement. Other potential sources of funds are anticipated from new commercial partnerships in targeted industries (e.g. travel, insurance) to use the Airfox platform as a source of distribution of their products. The structure of such arrangements could be expected to be similar to those with Via Varejo, in so much as we would look to obtain funding for the development costs and future revenues following development completion. In addition, the Company could potentially earn (a) referral fees from these service companies for insurance products, travel, and other services purchased through the Airfox platform and (b) payment processing fees if the Airfox platform is used as a means of payment for the purchase from such companies. Referral fees are subject to our negotiations with these service companies and may be structured as a fee paid to Airfox for each new customer Airfox acquires for the service company. For payment processing fees, with respect to the travel industry, it is conceivable that users of banQi could make payments for air and ground travel or accommodations using funds previously deposited into banQi; similarly, with respect to the insurance industry, at some point in the future, banQi could be used to facilitate the payment of insurance premiums.

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

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the Consolidated Financial Statements at September 30, 2020 and 2019.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Display Advertising Services

The Company’s revenue historically was derived from display advertising services. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

In January 2019, the Company decided to no longer pursue the display advertising services as a core part of the business plan as the revenue did not represent a significant portion of the Company operations. The Company expects to receive minimal residual income from existing arrangements related to the display advertising services. Additionally, the Company discontinued the AirFox Wireless business line earlier in 2019 so that it can focus on the development of its digital wallet application, banQi, and its alternative credit scoring and lending application.

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

The Company has obtained Ether and Bitcoin totaling approximately $15.3 million (and cash of $0.1 million) towards the development of the AirToken Project. Pursuant to the terms of the AirTokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of an AirToken and the Company and/or other individuals or entities involved with the AirToken Project. AirTokens are non-refundable and do not pay interest and have no maturity date. AirTokens confer only the right to services in the AirToken Project and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of AirTokens to those parties who contributed towards the funding of the AirToken Project, no AirTokens were sold by the Company.

Pursuant to the Settlement Agreement (as defined and described further in Note 16), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. As of September 30, 2020, the amount that was not paid was approximately $0.2 million.

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 16 months and is expected to be completed in March 2022. Refer to Note 16 for further information on the rescission offer.

For the years ended September 30, 2020 and September 30, 2019, the Company recognized $5.0 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project was approximately $0.8 million and $1.1 million, respectively.

Mastercard Revenue and Sale Incentives (ASC 606 Revenue)

On December 16, 2019, Airfox Brazil, received R$65 million (approximately U.S. $16 million in December 2019) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 4).

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $2.1 thousand and $0, for the years ended September 30, 2020 and 2019 respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $17.7 thousand and $0 has been earned for the years ended September 30, 2020 and 2019, respectively, and meets the guidance to be classified as a series.

Via Varejo Services Agreement Revenue (ASC 606 Revenue)

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

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the years ended September 30, 2020 and 2019 totaled $37.6 thousand and $0, respectively.

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

In August 2020, the Company established the Share Based Payment Program with Cash Settlement - Phantom Shares of Via Varejo S.A. (the "Plan"). Pursuant to the Plan, the Company's Board of Directors may grant cash-settled shares, referred to as "Phantom Shares," to the Company's employees as part of the employees' remuneration package. Each Phantom Share will represent the employee's right to receive the full amount corresponding to the average quotation of 3 (three) common shares of Via Varejo S.A. in the 20 (twenty) trading sessions at B3 - Brazil, Bolsa, Balcão immediately prior to vesting, as established in the Plan. The Phantom Shares vest over a service period of five years.

The Phantom Shares are accounted for as liability awards and are re-measured at fair value each reporting period with the corresponding compensation expense being recognized over the requisite service period. As of September 30, 2020, the aggregate estimated fair value of the Phantom Shares was $0.1 million, and the Company has recognized $1.4 thousand of compensation expense. No Phantom Shares have vested as of September 30, 2020.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended September 30, 2020 and 2019.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement (see Note 10) and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term in September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the year ended September 30, 2020 totaled $0.7 million.

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

Digital assets

Digital Assets held by the Company consist of Ether and is included in current assets in the consolidated balance sheets. Due to the lack of authoritative GAAP guidance, the Company has determined its Digital Assets to be akin to intangible assets and are accounted in such manner. As intangible assets, Digital Assets are initially measured at cost. Since there is no limit on the useful life of the Company’s Ether, it is classified as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its Ether, and any increase in value will be recognized upon disposition. Ether is traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable price for Ether is determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement (“ASC 820”).

When the Company evaluates its Ether for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether is considered a separate unit of account. The Company tracks the cost of each unit of Ether when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. Realized gain (loss) on sale of Digital Assets is included in other income (expense) in the consolidated statements of operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

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

For the year ended September 30, 2020, we did not effectively apply the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. The Company has not established an audit committee which led to ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

We retained full-time accounting staff over the course of the 2019.  We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of 09/30/2020 our internal full-time accounting team is 10 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of executive officers

Name	Age	Position
Victor Santos	29	Founder & Chief Strategy Officer
Douglas de Carvalho Lopes	44	Chief Financial Operating Officer

Business experience of directors, executive officers, and significant employees

Victor Santos. Mr. Santos is our co-founder and since May 21, 2020 he has served as our Chief strategy Officer. Prior to May 21, 2020, Mr. Santos served as our Director and as Chief Executive Officer and President since March 2015, the date of our inception. Mr. Santos is in charge of the general management of our Company, setting our Company’s strategies, formulating and overseeing our business plan, and the general promotion of our Company. From March 2014 to March 2015, Mr. Santos served as Non-executive Chief Operating Officer of Ciao Telecom, a Telecom and Mobile Services company that Mr. Santos co-founded in January 2011. Mr. Santos also served as Director of Business Development of Ciao Telecom during January 2011 to April 2012. From August 2013 to March 2014, Mr. Santos served as a Marketing Manager at Google. Mr. Santos received a B.S. in Business Administration and Engineering Leadership Concentration from University of California, Berkeley.

As a social entrepreneur, Mr. Santos’s mission has always been to bring financial inclusion to unbanked populations. Mr. Santos was named to the Forbes 30 Under 30 - Social Entrepreneurs 2018 list, as well as the MIT Technology Review 35 Under 35 Innovator in LATAM.

Douglas de Carvalho Lopes. Mr. Lopes has served as our Chief Financial Operating Officer since May 21, 2020.  Prior to May 21, 2020, Mr. Lopes served as our Chief Financial Officer since February 1, 2019. From January 2014 to January 2019, he served as Chief Financial Officer and IR Director at Biomm SA, a startup, public-listed, biotechnology company in Brazil. From 2012 to 2013, he was Chief Operating Officer and Marketing Director at Grupo IBMEC Educacional SA, a higher educational institution that provides business management, finance, economics, law and engineering courses that had more than 14,000 students at the time. From 2007 to 2011, Mr. Lopes served as Senior Manager at Monitor Group, a strategic management consulting firm, having served companies in Brazil and in the US during this period. Mr. Lopes received a B.S. in Mechanical Engineering from the University of Sao Paulo (POLI), a Graduate Degree in Business Administration from Fundação Getulio Vargas, and an MBA degree from MIT Sloan School of Management.

Our Company does not have a board of directors.

Our Company entered into a Limited Liability Company Agreement (the “LLCA”) and our Company is managed in accordance with, and the rights and obligations of the members of the Company are governed by, the LLCA. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers.

Delinquent Section 16(a) Reports

To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements. with the following exceptions: Emanuel Moecklin did not file a Form 3 Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Our Company has adopted a Code of Ethics and Conduct that applies to all of the Company’s employees, including our principal executive officer and principal financial officer. A copy of our Code of Ethics and Conduct is available for review on our Company’s website Airfox.com. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website.

We are responsible for creating paths that help to democratize financial services for thousands of people. We want to continue this journey of growth with integrity, ethics and respect for current legislation. In order to spread our culture of transparency, inclusion, diversity and honesty, we have adopted the same Code of Ethics and Conduct that applies to all employees who are based in Brazil. Our Code of Ethics and Conduct, which is in line of Brazilian regulation and the best practices of financial market, establishes the fundamental principles of professional ethics for all Brazilian employees and provides a conceptual framework that these professionals must follow. We also provide the same compliance training to employees in Brazil that we provide to our employees in the United States.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Sole Manager, Lake Niassa, currently serves, in that capacity. This is due to our development stage and small executive management team. We will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission due to our smaller size, limited revenues and the fact that none of our securities currently trade on any exchange or other trading medium.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal year ended September 30, 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)[4]	(e)[5]	(f)[6]	(g)	(h)

Victor Santos[1]	2020	191,743	60,000	—	363,636	—	615,379
CSO	2019	186,250	—	—	—	—	186,250

Douglas Lopes[2]	2020	198,040	84,750	—	109,091	—	391,881
CFO	2019	123,334	—	75,406	—	—	198,740

Emanuel Moecklin[3]	2020	201,590	60,000	—	363,636	—	622,226
CTO	—	—	—	—	—	—	—

—————

1.

Mr. Santos receives a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020. Prior to May 21, 2020, Mr. Santos received a salary of $200,000 per year pursuant to an unwritten employment agreement. Mr. Santos’ compensation includes the amount for services rendered to the Company in his capacity as an officer (and as a director during the time our Company was a corporation).

2.

Mr. Lopes receives a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020. Mr. Lopes was hired on February 1, 2019 and prior to May 21, 2020 he received a salary of $185,000 per year pursuant to a written employment agreement effective January 29, 2019, which also provided him with eligibility to receive an annual discretionary bonus and other types of bonus compensation, in addition to option compensation. During fiscal year 2019, Mr. Lopes was granted 260,021 incentive stock options with an exercise price of $.29 per share.

3.

Mr. Moecklin was named as an executive officer on May 21, 2020 and resigned from our Company on December 31, 2020. Mr. Moecklin received a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020. Previously, Mr. Moecklin served as a non-executive officer where he received a salary of $200,000 per year pursuant to a written employment agreement effective July 15, 2016, which also provided him with eligibility to receive an annual discretionary bonus and other types of bonus compensation, in addition to option compensation.

4.

The amounts in column (d) reflect annual bonus compensation paid to our named executive officers pursuant to their respective employee agreements in effect during FY2019 which was paid in FY2020.

5.

The amounts in column (e) represent the grant date fair values of option grants as computed in accordance with FASB ASC 718. Previously, we granted stock options to our named executive officers based on their level of experience and contributions to our Company.

6.

The amounts in column (f) reflect guaranteed bonus and performance bonus compensation earned by our named executive officers pursuant to their employee agreements. We grant annual bonus payments based upon set terms, conditions and key performance metrics which are contained in their respective employee agreements.

Other than as described below under “Change in Control”, at no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Change in Control

Victor Santos/ Douglas Lopes/ Emanuel Moecklin

As a result of the change in control of our Company pursuant to the conversion of the Notes we issued to Via Varejo, which occurred on May 21, 2020, with respect to:

•

Mr. Santos, he was subject to a call option whereby Lake Niassa purchased 4,512,828 shares of Mr. Santos’s common stock.

•

Mr. Lopes, all 260,021 of his options became fully vested and upon exercise, all 260,021 shares were purchased by Lake Niassa.

•

Mr. Moecklin, all 481,828 of his options became fully vested and upon exercise, all 481,828 shares were purchased by Lake Niassa.

For additional information on the Call Exercise Notice and Business Combination, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

As a result of the change in control of our Company pursuant to the conversion of the Notes we issued to Via Varejo, which occurred on May 21, 2020, such person’s options became fully vested and upon exercise, all such shares were purchased by Lake Niassa. For additional information on the Call Exercise Notice and Business Combination, See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Outstanding equity awards at fiscal year-end table.

Not Applicable

Compensation of Directors

Director Compensation

Mr. Santos, previously our sole director, received no additional compensation for serving as a director.

Employment Agreements

Other than as described in the footnotes to the Summary Compensation Table above and under the caption “Change in Control” above, our Company does not have any written employment agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our Company entered into a Limited Liability Company Agreement (the “LLCA”) and our Company is managed in accordance with, and the rights and obligations of the members of the Company are governed by, the LLCA. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers. Pursuant to the LLCA, the limited liability company interests in our Company are represented by one class of interests. The limited liability company interests of the Sole Member, Lake Niassa, is 100%. Lake Niassa’s address is Rua Samuel Klein, #83, Centro, CEP 09510-125, na Cidade São Caetano do Sul, Estado de São Paulo.

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

For additional information related to this Item 13, See Note 18 – Related Party Transaction in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Transactions with Related Persons

None. For other information related to this topic, See Note 18 – Related Party Transaction in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, until May 21, 2020, our Board of Directors reviewed and approved all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We had no independent directors on our Board of Directors. Mr. Santos was our sole director. After May 21, 2020, Lake Niassa, our Sole Member reviewed and approved all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. See “Parent Company” below.

Parent Company

Our Company is a wholly-owned subsidiary of Lake Niassa that is, in turn, wholly-owned by Via Varejo.  Our Company entered into a Limited Liability Company Agreement (the “LLCA”) and our Company is managed in accordance with, and the rights and obligations of the members of the Company are governed by, the LLCA.  Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers. Pursuant to the LLCA, the limited liability company interests in our Company are represented by one class of interests. The limited liability company interests of the Sole Member, Lake Niassa, is 100%. Lake Niassa’s address is Rua Samuel Klein, #83, Centro, CEP 09510-125, na Cidade São Caetano do Sul, Estado de São Paulo.

Director Independence

We no longer have a board of directors. Until May 21, 2020, Mr. Victor Santos served as our sole director. None of our securities are listed or trade on any securities or currency exchange or other established public trading market. As a result, Mr. Santos has reviewed his relationship with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Mr. Santos has affirmatively determined that he was not an independent director pursuant to the standards described above. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended September 30, 2020 and September 30, 2019 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $141 thousand for the year ended September 30, 2020 and $113 thousand for the year ended September 30, 2019.

Audit-Related Fees.

Fees billed for the years ended September 30, 2020 and September 30, 2019 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the years ended September 30, 2020 and 2019.

Tax Fees.

Fees billed for the years ended September 30, 2020 and September 30, 2019 for tax compliance services rendered by Morison Cogen, LLP were $0 for the years ended September 30, 2020 and 2019.

All Other Fees.

Fees billed for the years ended September 30, 2020 and September 30, 2019 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended September 30, 2020 and $16,343 for the year ended September 30, 2019.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP’s engagement to audit the Company’s financial statements for the years ended September 30, 2020 and September 30, 2019 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2020 and 2019
Consolidated Statements of Member’s and Stockholders’ Deficit for the Years Ended September 30, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019
Notes to Consolidated Financial Statements

(b)	The following exhibits are filed as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.2	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.3	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4

10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Call Exercise Notice	8-K	2/13/20	10.9
10.10	Side Letter Agreement dated May 21, 2020	8-K	5/28/20	10.10
10.11	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.12	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.12
10.13	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.13
10.14	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.15	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.15
10.16	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.16
10.17	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.18	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.18
10.19	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.19
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.21
10.22	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.22
10.23	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.24	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.24
10.25	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.25
10.26	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.27	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.27
10.28	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.28
10.29	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
10.30	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.30
10.31	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.31
10.32	Victor Santos Employee Agreement dated 05/21/20	8-K	5/28/20	10.32
10.33	Douglas Lopes Employee Agreement dated 05/21/20	8-K	5/28/20	10.33
10.34	Emanuel Moecklin Employee Agreement dated 05/21/20	8-K	5/28/20	10.34
10.35	Contribution Agreement	8-K	5/28/20	10.35
10.34	Via Varejo Loan Agreement re: 11/1/19 loan	10-K	1/15/20	10.7
10.35*	Program Agreement between Mastercard Brasil, Airfox Brazil and Via Varejo	8-K	12/26/19	10.1
10.36	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2
10.37	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.38	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.39	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
14.1	Code of Ethics and Conduct				Filed
21.1	List of Subsidiaries				Filed

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
99.1	Amended and Restated Airfox Airtoken Creation Event Terms & Conditions	10/A	5/9/19	99.2
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K				Furnished

———————

*  Confidential portions of this exhibit have been omitted from the exhibit.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrier EQ, LLC

By:	/s/ Victor Santos
Name: Victor Santos
Title: Chief Strategy Officer (Principal Executive Officer)

Date: January 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Santos	Chief Strategy Officer, Principal Executive Officer	January 8, 2021
Victor Santos

/s/ Douglas de Carvalho Lopes	Chief Financial Operating Officer, Principal Financial Officer	January 8, 2021
Douglas de Carvalho Lopes

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member of Carrier EQ, LLC d/b/a AirFox and Subsidiaries

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrier EQ, LLC d/b/a AirFox and Subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, member’s and stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collective referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019 and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2019

Blue Bell, PA

January 8, 2021

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,272,664	$5,451,348
Short-term investments	—	100,576
Accounts receivable, net	857,901	15,836
Prepaid expenses and other current assets	1,399,878	819,358
Digital assets	—	1,392
Total current assets	5,530,443	6,388,510

Non-current assets:
Intangibles, net	4,325,105	1,773,312
Property and equipment, net	3,790	1,077
Security deposits	338,386	1,548,396
Lease right of use assets	1,979,658	—
Due from related party	1,400,000	—
Other assets	130,664	—
Total non-current assets	8,177,603	3,322,785
Total assets	$13,708,046	$9,711,295

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
LIABILITIES AND MEMBER'S AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$301,003	$821,612
Accrued liabilities	4,261,009	1,385,095
Deferred revenue - AirToken Project, current portion	5,011,932	5,011,926
Other deferred revenue, current portion	58,283	237,111
AirToken refund liability	163,561	3,241,948
Deferred gain on issuance of AirTokens for Services, current portion	158,713	158,713
Lease liability, current portion	393,468	—
Due to related party	1,572,124	—
Total current liabilities	11,920,093	10,856,405

Long-term liabilities:
Simple agreement for future equity	—	239,899
Convertible note payable - long-term portion	—	10,000,000
Deferred revenue - Mastercard Program Agreement	11,520,725	—
Deferred gain on issuance of AirTokens for Services, net of current portion	79,365	238,077
Lease liability, net of current portion	1,758,196	—
Deferred revenue - AirToken Project, net of current portion	2,505,966	7,517,898
Other deferred revenue, net of current portion	81,620	—
Total liabilities	27,865,965	28,852,279

Commitments and contingencies (Note 16)

Member's and stockholders' deficit:
CarrierEQ, Inc. stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of September 30, 2019	—	27
Convertible Preferred stock; Series One A; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of September 30, 2019	—	11
Common stock; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	—	78
Treasury stock, at cost, 0 as of September 30, 2020, 914,893 as of September 30, 2019	—	(240,005)
Additional paid-in capital	—	2,014,658
Accumulated deficit	—	(21,025,864)
Accumulated other comprehensive loss	—	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	—	(19,140,732)
Non-controlling interest in subsidiary	—	(252)
Total stockholders' deficit	—	(19,140,984)
Carrier EQ, LLC member's deficit:
Member's deficit; 1,227,635 limited liability company units outstanding as of September 30, 2020; 0 units outstanding as of September 30, 2019	(15,729,266)	—
Accumulated other comprehensive income	1,572,382	—
Total member's deficit attributable to Carrier EQ, LLC members	(14,156,884)	—
Non-controlling interest in subsidiary	(1,035)	—
Total member's deficit	(14,157,919)	—
Total liabilities and member's and stockholders' deficit	$13,708,046	$9,711,295

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2020	2019

Revenue	$5,143,430	$1,749

Operating expenses:
Selling, general and administrative	23,009,101	10,522,963
Impairment of digital assets	—	1,079
Total operating expenses	23,009,101	10,524,042

Loss from operations	(17,865,671)	(10,522,293)

Other (expense) income:
Realized loss on sale of digital assets	(1,392)	(90,940)
Foreign currency transaction gain	1,221,235	—
Gain on AirToken issuance for services	158,713	657,514
Interest income (expense), net	133,350	(356,259)
Other income, net	1,511,906	210,315

Loss before income taxes	(16,353,765)	(10,311,978)

Income tax benefit	207,410	286,931

Net loss	(16,146,355)	(10,025,047)
Net loss attributable to non-controlling interest	783	250
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(16,145,572)	(10,024,797)
Other comprehensive income
Foreign currency translation adjustment	1,462,019	110,665
Total comprehensive loss	$(14,683,553)	$(9,914,132)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ, INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	—	—	—	—	$(19,140,984)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	239,899
Stock compensation related to accelerated vesting options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	114,979
Capital contributions - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,821,004	—	5,821,004
Stock based compensation	—	—	—	—	—	—	—	—	210,603	—	—	—	—	—	—	—	210,603
Options exercised	—	—	—	—	939,141	9	—	—	188,371	—	—	—	—	—	—	—	188,380
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(461)	—	—	—	—	(322)	(783)
Retirement of treasury stock		—		—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,059,054)	—	—	(8,086,518)	—	(16,145,572)
Foreign currency translation	—	—	—	—	—	—	—	—	—	998,269	—	—	463,750	—	—	—	1,462,019
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of common stock to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	29,084,918	1,108,632	1,277,635	(16,795,007)	(713)	—
Balance at September 30, 2020	—	—	—	—	—	—	—	—	—	—	—	—	$1,572,382	1,277,635	$(15,729,266)	$(1,035)	$(14,157,919)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S AND STOCKHOLDERS’ DEFICIT

	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance at September 30, 2018	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Stock based compensation	—	—	—	—	—	—	—	—	104,343	—	—	—	104,343
Common stock issued in exchange for services	—	—	—	—	35,000	1	—	—	22,750.00	—	—	—	22,751
Options exercised	—	—	—	—	33,333	1	—	—	2,999.00	—	—	—	3,000
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,024,797)	(10,024,797)
Foreign currency translation	—	—	—	—	—	—	—	—	—	110,665	—	—	110,665
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,146,355)	$(10,025,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	838,473	123,260
Additional stock based compensation due to cancellation of stock options	3,092,536	—
Stock based compensation	325,582	104,343
Common stock issued in exchange for services	—	22,751
Impairment of digital assets	—	1,079
Reversal of accrued interest related to conversion of convertible notes	(104,856)
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirToken for services	(158,712)	(657,523)
Changes in Assets and Liabilities:
Accounts receivable	(842,065)	242,539
Prepaid expenses and other current and long-term assets	664,671	(1,752,095)
Accounts payable	(520,609)	447,371
Accrued liabilities and other current liabilities	4,987,145	287,372
Operating lease right of use assets and liabilities	136,825	—
Deferred revenue - AirToken Project	(5,011,932)	—
Deferred revenue - Mastercard Program Agreement	11,520,725	—
Other deferred revenue	(97,208)	—
Due from related party	(1,400,000)	—
AirToken refund liability	(3,078,387)	369,495
Net cash used in operating activities	(5,792,775)	(10,745,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(100,576)
Purchase of property and equipment	(2,713)	(1,077)
Acquisition of intangible assets	(3,390,266)	(1,722,766)
Net cash used in investing activities	(3,392,979)	(1,824,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions - Via Varejo	5,821,004	—
Proceeds from Paycheck, Protection, and Program loan	537,732	—
Payment of principal from Paycheck, Protection, and Program loan	(537,732)	—
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	3,331,255	—
Payment to Option Holders due to cancellation of stock options	(3,331,255)	—
Proceeds from related party	1,572,124	—
Proceeds from convertible notes	—	10,000,000
Proceeds from exercise of options	188,380	3,000
Net cash provided by financing activities	7,581,508	10,003,000

Effect of exchange rate changes on cash and cash equivalents	(574,438)	(870)

Net decrease in cash and cash equivalents	(2,178,684)	(2,567,804)

Cash and cash equivalents, beginning of year	5,451,348	8,019,152

Cash and cash equivalents, end of year	$3,272,664	$5,451,348

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019
Supplemental disclosure of non-cash transactions:
Convertible debt instrument settled through issuance of common stock	$(10,000,000)	$—
Simple agreement for future equity settled through issuance of common stock	$(239,899)	$—
Purchase of membership units - Carrier EQ, LLC	$(263)	$—
Cancellation of common stock	$(80)	$—
Conversion to common stock - Series One	$(27)	$—
Conversion to common stock - Series One A	$(11)	$—
Conversion of Preferred One and Preferred One A shares to common stock	$38	$—
Issuance of common stock to Option Stockholders	$80	$—
Retirement of treasury stock	$240,005	$—
Operating lease right of use assets and liabilities	$2,465,218	$—
AirToken refund liability	$—	$3,241,948
AirToken obligation	$—	$(15,402,277)
Deferred revenue - AirToken project	$—	$12,529,824

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Carrier EQ, LLC, doing business as Airfox (the “Company”), was incorporated in Delaware on May 21, 2020 with a principal place of business in Boston, Massachusetts. The Company was previously formed as a corporation, CarrierEQ, Inc. and was incorporated in Delaware on January 19, 2016.

On May 21, 2020, the Company filed a certificate of conversion (the “Certificate of Conversion”) to convert the Corporation to a Limited Liability Company and to change the Company’s name from “CarrierEQ Inc.” to “Carrier EQ, LLC” The conversion and name change became effective on May 21, 2020. The Company filed a certificate of formation of Carrier EQ, LLC (the “Certificate of Formation”) on May 21, 2020.

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (see Note 10).

The Company has a 99.99% ownership interest in banQi Instituição de Pagamento Ltda (formerly known as AirFox Servicos E Intermediacoes Ltda (“Airfox Brazil”), a limited liability company organized under the laws of the Federative Republic of Brazil and a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox USA, Airfox Brazil and Airtoken GmbH are collectively referred to herein, as the “Company.” On April 6, 2020, Airtoken GmbH was dissolved.

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

The Company’s digital wallet application, branded as banQi, is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing the underbanked without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020, the Company had cash and cash equivalents of $3.3 million, a working capital deficit of $6.4 million, and total member's deficit of $14.2 million. The Company is obligated to refund the remaining amounts of claims related to the AirToken Project when valid claims are finalized. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. Additionally, the Company may be subject to other legal liabilities (see Note 16).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 10 to the consolidated financial statements) whereby the Company has received $10 million by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10.3 million in cash and issued convertible notes totaling $10 million which were converted into common stock on May 21, 2020 (See Note 10).

2.

Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Company platform as a source of distribution of their products.

3.

Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65 million (approximately $16 million in December 2019) (See Note 4).

4.

Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10 million (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10.2 million (approximately $2.5 million USD).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has elected not to apply pushdown accounting to the accompanying standalone consolidated financial statements in accordance with ASC 805 "Business Combinations" ("ASC 805").

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

The Company has a 99.99% controlling interest in banQi Instituição de Pagamento Ltda (formerly known as Airfox Servicos E Intermediacoes LTDA) and a 100% interest in AirToken GmbH; accordingly, the Company consolidates these entities and records non-controlling interests to reflect the economic interest of the non-controlling equity holders. On April 6, 2020, Airtoked GmbH was dissolved.

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

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Advertising Services

The Company’s revenue historically was derived from display advertising services and totaled $0 and $1.7 thousand for the years ended September 30, 2020 and 2019. The Company historically engaged in a business line known as Airfox Wireless related to technology that the Company developed that generates display advertising revenue for U.S. advertising networks. Pursuant to the Airfox Wireless model, the Company partnered with U.S. mobile telecommunications companies to have advertisers display advertisements on the lock screens of mobile devices and paid its partners a share of the ad revenue generated. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements. The form of the agreements was such that the Company provided services in exchange for a fee. The Company recognizes only the fee for providing its services as it has no latitude in establishing prices with third party advertisers.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 16), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. As of September 30, 2020, the amount that was not paid was approximately $0.2 million.

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 16 months and is expected to be completed in March 2022. Refer to Note 16 for further information on the rescission offer.

For the years ended September 30, 2020 and September 30, 2019, the Company recognized $5 million and $0 from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project was approximately $0.8 million and $1.1 million, respectively.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mastercard Revenue and Sale Incentives (ASC 606 Revenue)

On December 16, 2019, Airfox Brazil, received R$65 million (approximately U.S. $16 million in December 2019) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 4).

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $2.1 thousand and $0, for the years ended September 30, 2020 and 2019 respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $17.7 thousand and $0 has been earned for the years ended September 30, 2020 and 2019, respectively, and meets the guidance to be classified as a series.

Via Varejo Services Agreement Revenue (ASC 606 Revenue)

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the years ended September 30, 2020 and 2019 totaled $37.6 thousand and $0, respectively.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At September 30, 2020, Airfox Brazil held cash, and cash equivalents totaling $1.6 million in Brazilian financial institutions. The Company had cash and cash equivalents, including amounts held in financial institutions in the USA and Brazil that totaled $3.3 million.

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

Security Deposits

As of September 30, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 10) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Party

Amounts due to Via Varejo as of September 30, 2020 are $1.4 million. Amounts are noninterest bearing and terms with Via Varejo are not finalized.

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

·

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement (see Note 10) and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term in September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the year ended September 30, 2020 totaled $0.7 million.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $0.9 million and $0.4 million for Fiscal 2020 and Fiscal 2019, respectively.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. All stock-based compensation awards were cancelled pursuant to the Transactions which occurred on May 21, 2020 (see Note 10).

In August 2020, the Company established the Share Based Payment Program with Cash Settlement - Phantom Shares of Via Varejo S.A. (the "Plan"). Pursuant to the Plan, the Company's Board of Directors may grant cash-settled shares, referred to as "Phantom Shares," to the Company's employees as part of the employees' remuneration package. Each Phantom Share will represent the employee's right to receive the full amount corresponding to the average quotation of 3 (three) common shares of Via Varejo S.A. in the 20 (twenty) trading sessions at B3 - Brazil, Bolsa, Balcão immediately prior to vesting, as established in the Plan. The Phantom Shares vest over a service period of five years.

The Phantom Shares are accounted for as liability awards and are re-measured at fair value each reporting period with the corresponding compensation expense being recognized over the requisite service period. As of September 30, 2020, the aggregate estimated fair value of the Phantom Shares was $0.1 million, and the Company has recognized $1.4 thousand of compensation expense. No Phantom Shares have vested as of September 30, 2020.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of October 1, 2024.

Note 4 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65 million (approximately $16 million in December 2019) from Mastercard Brasil pursuant to the “Program Agreement entered into between Airfox Brazil, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

Pursuant to the Program Agreement, Airfox Brazil, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Airfox Card”) base of Airfox Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. The Program Incentives monies (as defined in the Program Agreement) cannot be used for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. As an incentive to support the launching of Airfox Card, on December 16, 2019 Mastercard Brasil made to Airfox Brazil the incentive prepayment per sales revenue ("Sales Revenue Incentive Prepayment") totaling R$65 million.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $2.1 thousand and $0 have been earned for the years ended September 30, 2020 and 2019, respectively, and meets the guidance to be classified as a series.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	September 30, 2019
Service contract	$349,000	$349,000
Research and Development tax credit	496,965	288,187
Prepaid expense	553,913	182,171
Total Prepaid expenses and other current assets	$1,399,878	$819,358

Note 6 - Digital Assets

Digital Assets held by the Company consist of Ether and is included in current assets in the consolidated balance sheets. Due to the lack of authoritative GAAP guidance, the Company has determined its Digital Assets to be akin to intangible assets and are accounted in such manner. As intangible assets, Digital Assets are initially measured at cost. Since there is no limit on the useful life of the Company’s Ether, it is classified as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its Ether, and any increase in value will be recognized upon disposition. Ether is traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable price for Ether is determined by the Company using a principal market analysis in accordance with ASC 820.

When the Company evaluates its Ether for impairment under ASC 350, Intangible – Goodwill and Other, each acquisition of Ether is considered a separate unit of account. The Company tracks the cost of each unit of Ether when received or purchased, when performing impairment testing and upon disposition either through sale or exchanged for goods or services. Realized gain (loss) on sale of Digital Assets is included in other income (expense) in the consolidated statements of operations, while impairment of Digital Assets is included in operating expenses because of the nature of the assets.

Changes in Digital Assets during Fiscal 2020 and Fiscal 2019 were as follows:

	Ether	Total
Balance at September 30, 2019	$1,392	1,392
Realized loss on sale of digital assets	(1,392)	(1,392)
Balance at September 30, 2020	$—	$—

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	September 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(98,137)	$41,875
Capitalized software costs towards VV Wallet	3	1,500,058	3,355,067	(702,477)	4,152,648
Website	3	272,083	10,562	(185,122)	97,523
Software	3	17,486	24,637	(9,064)	33,059
		$1,929,639	$3,390,266	$(994,800)	$4,325,105

	September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$86,540	$53,472	$(51,542)	$88,470
Capitalized software costs towards VV Wallet	3	—	1,500,058	—	1,500,058
Website	3	120,333	151,750	(104,202)	167,881
Software	3	—	17,486	(583)	16,903
		$206,873	$1,722,766	$(156,327)	$1,773,312

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $0.8 million and $0.1 million for Fiscal 2020 and Fiscal 2019.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	September 30, 2020	September 30, 2019
Other accrued liabilities	$560,460	$562,840
Customer deposits	1,727,097	193,267
Accrued compensation	1,380,419	167,760
Credit card payable	23,261	—
Tax and licenses	10,665	—
Legal and professional	130,347	97,957
Software and website development	—	363,271
Accrued accounts payable	428,760	—
Total accrued liabilities	$4,261,009	$1,385,095

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Note Payable – Paycheck Protection Program Loan

On April 21, 2020, the Company received $0.5 million in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company dated April 21, 2020 (the “Note”) in the principal amount of $0.5 million, to Silicon Valley Bank (the “Bank”), the lender.

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

On May 21, 2020, the PPP loan of $0.5 million plus interest of $433 was paid back in full by the Company.

Note 10 – Via Varejo Services Agreement and Convertible Notes

Services Agreement

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil (the “Client”) and those stockholders of the Company that have signed the Call Option Agreement (defined below) as well as any stockholder of the Company who signs a joinder to the Services Agreement after September 11, 2018 (the “Stockholders”). Concurrently, the Client and the Company have entered into a convertible note purchase and call option agreement (the “Call Option Agreement”) The Client has the irrevocable option to acquire shares of the Company’s capital stock owned by certain stockholders and convert notes issued, in connection with the Call Option Agreement, into shares of the Company’s capital stock representing, in the aggregate, up to eighty percent (80%) of the Company’s common stock (the “Call Option”). The Company may issue up to $10 million in convertible notes for cash dependent on the completion of designated phases outlined in the Services Agreement.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Client will make the following payments to the Company:

•

$0.3 million, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018, and the Company has recognized $37 thousand and $0 of the revenue for the years ended September 30, 2020 and 2019, respectively.

•

$2.5 million, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on February 14, 2019 and the Company issued a Convertible Note (defined below).

•

$3.5 million, to be paid upon completion of Phase 2, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on June 10, 2019 and the Company issued a convertible note.

•

$4 million, to be paid upon completion, as defined, of Phase 3, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on September 6, 2019 and the Company issued a convertible note.

On May 21, 2020, convertible notes in the aggregate principal amount of $10 million were converted into 13,339,510 shares of the Company’s Common Stock in connection with the Call Exercise Notice received from the Client. The common stock was subsequently cancelled.

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

The Company has begun recognizing the upfront payment of $0.3 million (“Upfront Payment”) on January 1, 2020 as revenue, ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The funding received in exchange for the convertible notes is not considered revenue but is a liability of the Company. The total revenue recognized for the years ended September 30, 2020 and 2019 totaled $37 thousand and $0, respectively.

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

iv.

At any time, if the Company’s obligation under the Settlement Agreement exceeds $15 million (as defined in Note 16); or

v.

If the Call Option expires without being exercised.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that this Services Agreement is terminated by the Client, the Company shall retain all right, title and ownership interest in and to banQi and the Company shall retain the payment of $0.3 million received in December 2018.

Either Party shall be entitled to terminate the Services Agreement upon written notice to the other party, in the event of a material breach, as defined in the Services Agreement, by the other party and that the breaching party has failed to remedy such breach within the applicable period.

If there is a Company liquidity event, as defined in the Services Agreement, within five years of the date of termination, the Company will, within ten business days from the closing of such liquidity event, pay to Client an amount equivalent to eighty percent (80%) of the proceeds from such liquidity event(s), less the Liquidated Damages Amount. In addition, and pursuant to certain data transfer limitations, as defined in the Services Agreement, the Company shall grant to Client a market-priced, royalty-bearing, non-exclusive, non-sublicensable, non-transferable, revocable license to use and operate the banQi App for a term of thirty (30) years.

In the event that the Services Agreement is terminated by Client pursuant to a material technical breach, as defined in the Services Agreement, by the Company:

i.

The outstanding convertible notes shall become immediately due and payable;

ii.

The Company shall pay to Client liquidated damages in the amount of $500 thousand (the “Reduced Liquidation Damages Amount”) within five business days of termination;

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

The banQi License shall be immediately terminated; and

v.

The Company will retain the payment of $256 thousand and any funding it has received as of the date of such termination, and Client shall not be entitled to convert any convertible notes into common stock of the Company and shall not be entitled to exercise the Call Option.

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

Either Party may terminate the Services Agreement if either Party experiences or undergoes a bankruptcy event. In the event that this Services Agreement is terminated:

i.

Due to a Company Bankruptcy Event:

a.

The outstanding convertible notes shall become immediately due and payable; and

b.

Certain data transfer limitations apply.

ii.

Due to a Client bankruptcy event:

a.

the convertible notes shall remain outstanding, and the Company may repay the obligations under the convertible notes without penalty at any point until the maturity date; and

b.

Certain data transfer limitations apply.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes

On September 11, 2018 the Company entered into an agreement (the “Notes Agreement”) to sell up to $10 million of one or more Convertible Promissory Notes (the “Notes”) to the Client. The Company received cash and issued convertible notes totaling $2.5 million, $3.5 million, and $4 million on February 14, 2019, June 10, 2019, and September 6, 2019 respectively, under these agreements. On May 21, 2020, convertible notes in the aggregate principal amount of $10 million were converted into 13,339,510 million common shares of the Company, and immediately cancelled pursuant to the terms of the Call Exercise Notice.

Interest Rates

The outstanding principal amount of the Notes bear interest at the annual rate of 1.00%, compounded monthly. If any amount payable under the Notes are not paid when due, such overdue amount shall bear interest of 3.00%.

The Notes were converted based on the principal outstanding amount of the Notes and excluded any accrued and unpaid interest due under the Notes at the conversion date, and the accrued and unpaid interest of approximately $105 thousand was forgiven per the terms in the Notes Agreement.

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

The Notes features both primary and secondary call rights in which, during the Call Option Period, at the option of the Client, the Notes may be converted into $10 million and $6 million, respectively, of the Company’s Common Stock. On May 21, 2020, the convertible notes in the aggregate amount of $10 million was converted into shares of the Company’s Common Stock, and an additional $6 million of shares of the Company Common Stock (8,003,706 shares) was purchased directly from certain Company stockholders (the “Option Stockholders”). The Common Stock was immediately cancelled pursuant to the terms of the Call Exercise Notice, and the Buyer received 100% membership interests in the Company.

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

a.

Majority Exercise - An aggregate amount of (i) Notes equal to $4 million being converted into shares of the Company’s Common Stock (“Primary Shares”) and (ii) $6 million of shares of the Company’s Common Stock being purchased directly from the Stockholders (“Secondary Shares”), provided, that, in the event that there are less than $4 million in Notes outstanding ("Insufficient Notes") at the time the Client elects to exercise the Call Rights, the Company agrees to issue to the Client, at an established valuation of the Company, as defined in the Notes Agreement (the “Agreed Valuation”) and the Client agrees to purchase, such additional shares of the Company’s common stock in an amount such that when combined with, and after giving effect to, the conversion of the Insufficient Notes into Primary Shares and the purchase of $6 million in Secondary Shares, The Client shall own at least a majority of the shares of Company Stock then issued and outstanding, on a fully diluted basis; or

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.

Eighty Percent Exercise - An aggregate amount of (i) Notes equal to $10 million being converted into Primary Shares and (ii) $6 million of Secondary Shares being purchased from the Stockholders, such that the Client shall own 80% of the Company Stock on a fully diluted basis, provided, that, in the event that, at the time the Client elects to exercise the Call Right, there are less than $6 million of Secondary Shares available for purchase from the Stockholders, the Company agrees to issue to the Client, at the Agreed Valuation, and Client agrees to purchase, such additional shares of the Company’s common stock in an amount such that when combined with, and after giving effect to, the conversion of the Notes into Primary Shares and the purchase of the Secondary Shares available for purchase from the Stockholders, the Client shall own at least 80% of the shares of common stock then issued and outstanding, on a fully diluted basis.

On May 21, 2020, the convertible notes in the aggregate amount of $10 million was converted into 13,339,510 shares of the Company’s Common Stock, and an additional $6 million of shares of the Company Common Stock was purchased directly from Option Stockholders, totaling 8,003,706 shares. The common stock was subsequently cancelled, and the Buyer received 100% membership interests in the Company.

Call Exercise Notice and Business Combination

On February 7, 2020, Via Varejo notified the Company and the Option Stockholders of Via Varejo’s intention to exercise its call right pursuant to a Convertible Note Purchase and Call Option Agreement, dated as of September 11, 2018, as amended on June 10, 2019 by the First Amendment to the Convertible Note Purchase and Call Option Agreement, through Lake Niassa (the “Buyer”), whereby (i) convertible notes in the aggregate principal amount of $10 million will be converted into shares of the Company’s common stock and (ii) $6 million of shares of the Company’s common stock will be purchased directly from the Option Stockholders, such that, after purchasing the Primary Shares and the Secondary Shares, Via Varejo shall own 80% of the Company’s common stock on a fully diluted basis (the “Transaction”). The agreed upon valuation of the Company for the purposes of the Transaction is $20 million. The Transaction closed on May 21, 2020. On May 21, 2020, the Buyer, Via Varejo, the Company and Victor Santos, solely in his capacity as the Company’s Representative (as such term is defined in the Call Option Agreement) entered into that certain Side Letter Agreement (the “Side Letter”), which defined the term “Diligence Liabilities,” as such term is used in the Call Option Agreement.

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

Additionally, in connection with the Call Exercise Notice, the two outstanding SAFE agreements in the aggregate fair value amount of $240 thousand were converted into 474,996 common shares of the Company, which was paid to the holders of the SAFEs by the Buyer, and determined pursuant to the terms of the Call Exercise Notice.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 - Simple Agreement for Future Equity

In July 2017, the Board of Directors of the Company approved and designated a right to Investors for certain shares of the Company’s capital stock (otherwise known as Simple Agreement for Future Equity (“SAFE”), utilizing a valuation estimate, as defined, (“Valuation Cap”) and 80% discount rate (the “Discount Rate”). On July 15, 2017, the Company entered into two SAFE’s in the amount of $0.2 million, and $0.1 million, respectively. The number of shares to be issued upon conversion of the SAFE’s are subject to the following:

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

On May 21, 2020, in connection with the Call Exercise Notice, the two outstanding SAFE agreements in the aggregate fair value amount of $0.2 million were converted into 474,996 common shares of the Company, which was paid to the holders of the SAFEs by the Buyer, and determined pursuant to the terms of the Call Exercise Notice, which were immediately cancelled.

Note 12 - Preferred Stock

Series One and One-A Preferred Stock Purchase Agreement

On July 15, 2016, the Company sold to accredited investors an aggregate of 2,652,072 shares of Series One and 1,046,147 of Series One-A Preferred Shares (collectively, “Preferred Stock”).

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13 - Common Stock

On January 25, 2016, the Company issued 497,873 shares of common stock to an investor (the “Investor”) for a purchase price of $20 thousand, which at the time represented 6% of the capital stock of the Company. As part of this transaction, the Company agreed to issue additional shares of common stock (for no additional consideration) to maintain the investor’s ownership interest at 6% of the total capital stock upon a subsequent equity financing greater than $250 thousand. This 6% ownership is calculated on a fully diluted basis, including all outstanding shares of common and preferred stock, all outstanding options and warrants, phantom stock, stock appreciation rights, and any shares reserved for issuance under the Company’s equity incentive plans. However, the capital stock does exclude shares issuable, but contingent on conversion of any current or future convertible debt and equity instruments (which would include the SAFE’s). Therefore, as part of any issuance of capital stock to any future investors, the Company must issue additional stock to the Investor, as well, to ensure that they remain at 6% of the Company’s capital stock. There were 133,893 additional shares issued on July 15, 2016 to the Investor in order to maintain their 6% equity interest.

The contingent issuance of shares of common stock to the Investor was evaluated to determine whether the embedded feature would be required to be recorded as a derivative liability. It was determined the embedded feature qualifies for equity classification.

On February 28, 2018 the Company repurchased 414,893 shares of common stock which it had previously granted to an independent entity in exchange for $0.2 million. The Company recorded these repurchased shares as Treasury shares in its consolidated balance sheet.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at September 30, 2020. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Fiscal 2020	Fiscal 2019
Price of Common Stock	$0.25 - 0.29	$0.29
Volatility	60 - 72%	60%
Expected term (in years)	0 - 6.90	5.25 - 7.00
Risk free rate	1.39% - 1.74%	1.53% - 2.88%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at October 1, 2018	1,670,464	9.80	$0.35
Granted	1,885,369	8.73	$0.27
Forfeited	(134,836)	8.90	$0.65
Cancelled	(736,280)	8.48	$0.53
Outstanding at September 30, 2019	2,684,717	9.47	$0.23
Granted	17,000	9.46	$0.26
Forfeited	(355,745)	8.03	$0.30
Exercised	(939,141)	8.08	$0.20
Cancelled	(1,406,831)	8.08	$0.20
Outstanding at September 30, 2020	—	—	—

Exercisable at September 30, 2020	—	—	—

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2020, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense at May 21, 2020 totaling $0.1 million. Additionally, all of the holders of the outstanding options issued under the Plan were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3.3 million, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($0.2 million) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3.1 million at May 21, 2020. The expense for stock-based compensation awards was $3.4 million and $0.1 million for the years ended September 30, 2020 and 2019, respectively.

Note 15 – Concentrations

Accounts Payable

As of September 30, 2020 and 2019, the Company had approximately 83% and 86%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

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

The Company entered into a sublease agreement with a subtenant on March 1, 2020, and the rent commencement date was April 1, 2020. There was approximately $30 thousand of sublease income recognized related to this agreement for the year ended September 30, 2020 which was recorded as a reduction to rent expense on the Consolidated Statements of Operations and Comprehensive Loss. No related party transactions for lease arrangements have occurred.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019
Components of total lease cost:
Operating lease expense	$672,460	$—
Total lease cost	$672,460	$—

Lease Position as of September 30, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
September 30, 2020
Assets
Operating lease right of use assets	$1,979,658
Total lease assets	1,979,658

Liabilities
Current liabilities:
Operating lease liability, current portion	$393,468
Noncurrent liabilities:
Operating lease liability, net of current portion	1,758,196
Total lease liability	$2,151,664

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2020:

Weighted average remaining lease term (in years) – operating leases	6.61
Weighted average discount rate – operating leases	7.7%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2020, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
2021	$525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$2,736,341
Less effects of discounting	(584,677)
Present value of future minimum lease payments	$2,151,664

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

The Company may be involved in various lawsuits, claims and proceedings incidental to the ordinary course of business. The Company accounts for such contingencies when a loss is considered probable and can be reasonably estimated.

Between August and October 2017, the Company offered and sold AirTokens pursuant to the 2017 ICO and raised approximately $15 million in capital. The SEC determined that the AirToken offering was an offer and sale of “securities” as defined by Section 2(a)(1) of the Securities Act. On November 16, 2018 the Company settled the 2017 ICO matter with the SEC pursuant to the Settlement Agreement. As part of the Settlement Agreement, Airfox agreed to offer rescission rights to the Potential AirToken Claimants and paid a penalty of $0.3 million to the SEC.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company's existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company.  The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

Also, on November 16, 2018, The Company entered into a settlement with the Massachusetts Securities Division related to the issuance of AirTokens in the 2017 ICO whereby the Company agreed to pay a penalty of $0.1 million to the Commonwealth of Massachusetts.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against the Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO. The plaintiff demands a full refund in the amount of consideration paid, plus interest and other costs. On February 25, 2020, the Company settled this claim with the plaintiff and the lawsuit was dismissed.

The claims period officially came to a close on September 28, 2019. All claims were processed in accordance with the terms and provisions set forth in the SEC Order.

Other than with respect to the matters described above, the Company is not aware of any pending or threatened claims that we violated any federal or state securities laws. However, the Company cannot assure that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on the Company cash flow, financial condition or prospects and the value of the AirTokens.

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S. $691 thousand for services performed. banQi filed an answer to the claim on May 15, 2020. The Company accounts for contingencies when a loss is considered probable or possible (more likely than not) and can be reasonably estimated. banQi filed an answer to the claim on May 15, 2020 denying any liability for any payments GAD is seeking.

Note 17 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of September 30, 2020 and 2019 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was organized as a C Corporation and was classified for tax purposes as a C Corporation. As of May 21, 2020, the Company was converted from a C Corporation to a limited liability company (“LLC”). As a result of this transaction the Company believes it has lost the right to utilize its net operating loss carryovers, non-refundable tax credits and charitable contribution carryover assets associated with the original corporation with which the Company was organized within. Generally, only a Company that has generated a net operating loss should be able to then utilize that net operating loss to reduce its own future profits. In late December 2020, the Company filed Form 8832 with the Internal Revenue Service in order to elect C corporation tax classification for the LLC. The Company filed this request within the 90-day time period allowed for automatic approval of the Company’s tax classification request. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo. As of the date of these financial statements, the Company has not undertaken an effort to convince the IRS that the Company’s net operating losses prior to and through May 21, 2020 should be maintained and available for the Company’s future benefit. The Company may or may not do this in the future. The Company may also have lost the use of the net operating loss assets as a result of IRC 382. The Company may undertake an Internal Revenue Code (“IRC”) 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, whatever the outcome of the IRC 382 study is, the IRS would still have to approve the Company’s right to utilize such carryovers in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020 and 2019, the Company had net operating loss carryforwards of approximately $13.8 million and $38.8 million respectively. The net operating loss carryforwards included the following components:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Federal	$(2,169,899)	$(18,275,553)
Massachusetts	(2,169,899)	(18,010,086)
Brazil	(9,435,239)	(2,499,323)
Net operating loss carryforwards	$(13,775,037)	$(38,784,962)

A benefit for income taxes of $0.2 million and $0.3 million has been recognized for the years ended September 30, 2020 and 2019, respectively. The Company's loss before provision for income taxes for the years ended September 30, 2020 and 2019 was as follows:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Domestic	$(8,528,611)	$(7,812,655)
Foreign	(7,825,154)	(2,499,323)
Loss before income taxes	$(16,353,765)	$(10,311,978)

The components of the (provision) benefit for income taxes for the years ended September 30, 2020 and 2019 consisted of the following:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Federal	$207,866	$289,685
State	(456)	(1,256)
Foreign	—	(1,498)
Benefit for income taxes	$207,410	$286,931

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consist of the following:

	September 30,
	2020	2019
Tax computed at statutory federal income tax rate	21.0%	21.0%
At statutory rate	$3,434,291	$4,223,929
State taxes	539,008	1,439,551
Foreign taxes	234,755	—
Federal valuation allowance	1,763,785	(3,601,825)
Foreign valuation allowance	(386,420)	(563,698)
State valuation allowance	745,896	(1,492,914)
Tax credits	(254,678)	440,798
Stock based compensation	—	15,798
Amortization in excess of tax	(100,777)	(466,426)
Expiration of net operating losses	(5,278,673)	—
Revenue recognition temporary difference	—	292,704
Other	(489,777)	(986)
Income tax benefit	$207,410	$286,931

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	September 30,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$2,893,728	$5,664,736
Other	3,007,943	837,917
Total deferred tax assets	$5,901,671	$6,502,653
Less valuation allowance	(5,405,618)	(6,214,466)
Deferred tax asset, net of valuation allowance	$496,053	$288,187

The Company has determined, based upon available evidence, that it is more likely than not that the majority of the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against all components of the deferred tax asset other than the Company’s refundable research and development (R&D) Federal tax credits of $0.5 million as of September 30, 2020 and $0.3 million as of September 30, 2019. Based on this analysis, the Company determined that a valuation allowance of $5.4 million was required as of September 30, 2020, resulting in $0.5 million in net deferred tax asset and a valuation allowance of $6.2 million as of September 30, 2019, resulting in a net deferred tax asset of $0.3 million. The Company anticipates receiving the full value of this refundable tax credit during the fiscal year ending September 30, 2021. However, the receipt of the payments for the refundable tax credit are primarily dependent on the processing timeline at the Internal Revenue Service, for which the Company has no control.

At September 30, 2020 and 2019, the Company had no uncertain tax positions related to federal and state income taxes, respectively. The total amount of unrecognized tax benefits was $0 and $0 at September 30, 2020 and 2019, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The 2017 and subsequent federal and state tax returns for the Company remain open for examination.

Brazil Income Taxation

The Company operates a subsidiary in Brazil. All Brazilian resident companies are taxed on their world-wide income. Corporate income tax (IRPJ) is generally assessed at a fixed rate of 15% on annual taxable income, using either the 'actual profits' method (APM) or the 'presumed profits' method (PPM). All legal entities are further subject to Social Contribution on Net Income (CSLL) at the rate of 9% (except for financial institutions, private insurance, as well as certain other prescribed entities, who are taxed at a 15% rate). This amount is not deductible for IRPJ purposes. The tax base is therefore the profit before income tax, after some adjustments, depending on the calculation method (i.e. APM or PPM).

Corporate taxpayers may also be subject to a surcharge of 10% on annual taxable income in excess of 240,000 Brazilian reais (BRL).

Note 18 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $37.6 thousand recognized from the upfront payment for software development services and $57.0 thousand from transactional fees related to the Via Varejo service agreement and $0.1 million in deferred revenue as of September 30, 2020.

On May 28, 2020, the Company received $1.9 million from Lake Niassa as a capital contribution with no additional membership interests issued. The Company also received $1.5 million on July 29, 2020 and $1 million on August 31, 2020 from Lake Niassa as capital contributions with no additional membership interests issued.

Additionally, the Company received a capital contribution of $1.4 million on October 1, 2020.