Form 10-Q
period 2020-12-31
Carrier EQ, LLC
filed 2021-02-16
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (unaudited)	September 30, 2020 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,703,419	$3,272,664
Accounts receivable, net of allowance for doubtful accounts of $73,629 and $0 at December 31, 2020 and September 30, 2020, respectively	754,872	857,901
Prepaid expenses and other current assets	1,058,687	1,399,878
Total current assets	6,516,978	5,530,443

Non-current assets:
Intangibles, net	4,588,760	4,325,105
Property and equipment, net	3,551	3,790
Security deposits	328,940	338,386
Lease right of use assets	1,872,558	1,979,658
Due from related party	—	1,400,000
Other assets	—	130,664
Total non-current assets	6,793,809	8,177,603
Total assets	$13,310,787	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$60,648	$301,003
Accrued liabilities	7,505,959	4,261,009
Deferred revenue - AirToken Project, current portion	5,011,932	5,011,932
Other deferred revenue, current portion	63,322	58,283
AirToken refund liability	163,561	163,561
Deferred gain on issuance of AirTokens for Services, current portion	158,713	158,713
Lease liability, current portion	342,880	393,468
Due to related party	4,488,131	1,572,124
Total current liabilities	17,795,146	11,920,093

Long-term liabilities:
Deferred revenue - Mastercard Program Agreement	12,767,233	11,520,725
Deferred gain on issuance of AirTokens for Services, net of current portion	39,687	79,365
Lease liability, net of current portion	1,706,459	1,758,196
Deferred revenue - AirToken Project, net of current portion	1,252,983	2,505,966
Other deferred revenue, net of current portion	75,879	81,620
Total liabilities	33,637,387	27,865,965

Commitments and contingencies (Note 12)

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of December 31, 2020 and September 30, 2020	(21,335,992)	(15,729,266)
Accumulated other comprehensive income	1,010,870	1,572,382
Total member's deficit attributable to Carrier EQ, LLC members	(20,325,122)	(14,156,884)
Non-controlling interest in subsidiary	(1,478)	(1,035)
Total member's deficit	(20,326,600)	(14,157,919)
Total liabilities and member's deficit	$13,310,787	$13,708,046

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31,
	2020	2019

Revenue	$1,620,383	$1,254,739

Operating expenses:
Selling, general and administrative	7,138,651	5,206,039
Total operating expenses	7,138,651	5,206,039

Loss from operations	(5,518,268)	(3,951,300)

Other (expense) income:
Realized loss on sale of digital assets	—	(1,392)
Foreign currency transaction loss	(388,383)	—
Gain on AirToken issuance for services	39,679	39,678
Interest income (expense), net	145,770	(32,900)
Other (expense) income, net	(202,934)	5,386

Loss before income taxes	(5,721,202)	(3,945,914)

Income tax benefit	114,033	46,631

Net loss	(5,607,169)	(3,899,283)
Net loss attributable to non-controlling interest	443	248
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(5,606,726)	(3,899,035)
Other comprehensive income
Foreign currency translation adjustment	(561,512)	(101,576)
Total comprehensive loss	$(6,168,238)	$(4,000,611)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIER EQ LLC
	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2020 (audited)	$1,572,382	1,277,635	$(15,729,266)	$(1,035)	$(14,157,919)
Noncontrolling interest	—	—	—	(443)	(443)
Net loss	—	—	(5,606,726)	—	(5,606,726)
Foreign currency translation	(561,512)	—	—	—	(561,512)
Balance at December 31, 2020 (unaudited)	$1,010,870	1,277,635	$(21,335,992)	$(1,478)	$(20,326,600)

	CARRIEREQ, INC.
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Total Deficit
Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,899,035)	(3,899,035)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(24,924,899)	$(23,065,332)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,607,169)	$(3,899,283)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	472,939	36,757
Bad debt expense	73,629	—
Stock based compensation	5,348	42,588
Realized loss on sale of digital assets	—	1,392
Gain on issuance of AirToken for services	(39,678)	(39,678)
Changes in Assets and Liabilities:
Accounts receivable	29,400	13,956
Prepaid expenses and other current and long-term assets	481,301	(103,795)
Accounts payable	(240,355)	926,837
Accrued liabilities and other current liabilities	2,378,365	159,083
Operating lease right of use assets and liabilities	4,775	40,429
Deferred revenue - AirToken Project	(1,252,983)	(1,252,977)
Deferred revenue - Mastercard Program Agreement	1,246,508	16,092,700
Other deferred revenue	(702)	—
Due from related party	1,400,000	—
AirToken refund liability	—	(2,655,655)
Net cash (used in) provided by operating activities	(1,048,622)	9,362,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment	239	(3,632)
Acquisition of intangible assets	(736,594)	(1,336,984)
Net cash used in investing activities	(736,355)	(1,340,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	2,916,007	—
Proceeds from exercise of options	—	33,923
Net cash provided by financing activities	2,916,007	33,923

Effect of exchange rate changes on cash and cash equivalents	299,725	70,770

Net increase in cash and cash equivalents	1,430,755	8,126,431

Cash and cash equivalents, beginning of period	3,272,664	5,451,348

Cash and cash equivalents, end of period	$4,703,419	$13,577,779

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

On May 21, 2020, the Company filed a certificate of conversion (the “Certificate of Conversion”) to convert the Corporation to a Limited Liability Company and to change the Company’s name from “CarrierEQ, Inc.” to “Carrier EQ, LLC” The conversion and name change became effective on May 21, 2020. The Company filed a certificate of formation of Carrier EQ, LLC (the “Certificate of Formation”) on May 21, 2020.

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (the "Transaction").

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

The Company’s digital wallet application, branded as banQi ("banQi"), is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. This application, currently available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing the underbanked without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. It will also enable the Company to create an alternative credit scoring system for its users for use in connection with its alternative credit scoring and lending application.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2020, the Company had cash and cash equivalents of $4.7 million, a working capital deficit of $11.3 million, and total member's deficit of $20.3 million. The Company is obligated to refund the remaining amounts of claims related to the AirToken Project when valid claims are finalized. As of December 31, 2020, the amount that was not paid was approximately $0.2 million. Additionally, the Company may be subject to other legal liabilities (see Note 12).

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

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.

After being acquired by Via Varejo, the sole shareholder of the Company, Via Varejo has been making recurring capital contributions to both Airfox and Airfox Brazil in order to decrease the Member’s deficit and guarantee its funding. For the three months ended December 31, 2020 and 2019, the Company received $1.4 million and $0, respectively.

2.

Scale up the quantity of active users through marketing campaigns in social media, Via Varejo website, and at physical Casas Bahia stores (Via Varejo marketplaces). These campaigns incentivize the users to perform more transactions in the BanQi application, such as payments, online and prepaid card transactions, increasing the total payment volume.

3.

Offering different products to the users in the banQi application, such as a new banking wire method ("PIX"), QR-Code payments, direct purchasing from partner’s marketplace, and personal loan credit.

4.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements (“interim statements”) of Airfox have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended September 30, 2020.

The Company has elected not to apply pushdown accounting to the accompanying standalone condensed consolidated financial statements in accordance with ASC 805 Business Combinations ("ASC 805").

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Principles of Consolidation

The accompanying condensed consolidated financial statements includes the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

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

Foreign Currency

The Company has operations in Brazil where the local currency is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the condensed consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of December 31, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, beginning on October 1, 2019 until the completion of the AirToken Project. The estimated development period to complete the AirToken Project is approximately 13 months and is expected to be completed in March 2022. Refer to Note 12 for further information on the rescission offer.

For the three months ended December 31, 2020 and December 31, 2019, the Company recognized $1.3 million and $1.3 million from the AirToken Project research and development arrangement as described above, and software development costs expensed, related to the AirToken Project was approximately $0.8 million and $1.1 million, respectively.

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $3.4 thousand and $0, for the three months ended December 31, 2020 and 2019 respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $30.2 thousand and $0 has been earned for the three months ended December 31, 2020 and 2019, respectively, and meets the guidance to be classified as a series.

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

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the three months ended December 31, 2020 and 2019 totaled $12.6 thousand and $0, respectively.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At December 31, 2020, Airfox Brazil held cash, and cash equivalents totaling $3.8 million in Brazilian financial institutions. The Company had cash and cash equivalents, including amounts held in financial institutions in the USA and Brazil that totaled $4.7 million.

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

Security Deposits

As of December 31, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

Due to Related Party

Amounts due to Via Varejo as of December 31, 2020 are $4.5 million.  Amounts are noninterest bearing and terms with Via Varejo are not finalized.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term until September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the three months ended December 31, 2020 totaled $0.8 million.

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

Leases

The Company categorizes leases at their inception as either operating or finance leases based on the criteria in ASC 842, Leases (“ASC 842”). The Company adopted ASC 842 on October 1, 2019, using the modified retrospective approach, and has established a Right-of-Use (“ROU”) Asset and a current and non-current Lease Liability for each lease arrangement identified. The lease liability is recorded at the present value of future lease payments discounted using the discount rate that approximates the Company’s incremental borrowing  rate for the lease established at the commencement  date, and the ROU asset is measured as the lease liability plus any initial direct costs, less any lease incentives received before commencement. The Company recognizes a single lease cost, so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $0.4 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively.

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

All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. All stock-based compensation awards were cancelled pursuant to the Transactions which occurred on May 21, 2020.

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

The Phantom Shares are accounted for as liability awards and are re-measured at fair value each reporting period with the corresponding compensation expense being recognized over the requisite service period. As of December 31, 2020, the aggregate estimated fair value of the Phantom Shares was $0.1 million, and the Company has recognized $5.3 thousand of compensation expense. No Phantom Shares have vested as of December 31, 2020.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company adopted ASU 2018-13 effective October 1, 2020 and there was no material impact on the Company's results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-15 effective October 1, 2020 and there was no material impact on the Company's results of operations, financial position and cash flows.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's condensed consolidated financial statements properly reflect the change.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators.  The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its condensed consolidated financial statements and intends to adopt the standard on October 1, 2023.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes  ("ASU 2019-12"), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12, but it is not expected to have a material impact on the Company’s condensed consolidated financial statement.

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

Note 4 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65 million (approximately $16 million in December 2019) from Mastercard Brasil pursuant to the “Program Agreement” entered into between Airfox Brazil, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Program Agreement has a term of ten years, unless earlier terminated by either party in accordance with specific provisions of the Program Agreement. The Program Agreement also establishes that the remaining balance of the prepaid incentive amount shall be updated every twelve months at 72% of the Brazilian federal funds rate, the "SELIC" rate (or 'over Selic') as of the payment date of the incentive, which turns the incentive agreement into a financial debt instrument. If the Agreement was ever terminated, even as of the ending of the effective term of ten years or before, the Company shall make the full payment of the remaining sales incentive prepaid balance at the actual termination date.

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. Also, the company will recognize finance expenses related to the SELIC adjustment on a yearly basis, as stated by the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $3.4 thousand and $0 have been earned for the three months ended December 31, 2020 and 2019, respectively, and meets the guidance to be classified as a series. The Company's SELIC finance expense for the three months ended December 31, 2020 and 2019 was $0.3 million and $0, respectively.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2020	September 30, 2020
Service contract	$—	$349,000
Research and Development tax credit	610,998	496,965
Prepaid expense	447,689	553,913
Total Prepaid expenses and other current assets	$1,058,687	$1,399,878

Note 6 - Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	December 31, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(109,692)	$30,320
Capitalized software costs towards VV Wallet	3	4,855,125	736,594	(1,143,855)	4,447,864
Website	3	282,645	—	(203,007)	79,638
Software	3	42,123	—	(11,185)	30,938
		$5,319,905	$736,594	$(1,467,739)	$4,588,760

	September 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(98,137)	$41,875
Capitalized software costs towards VV Wallet	3	1,500,058	3,355,067	(702,477)	4,152,648
Website	3	272,083	10,562	(185,122)	97,523
Software	3	17,486	24,637	(9,064)	33,059
		$1,929,639	$3,390,266	$(994,800)	$4,325,105

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $0.5 million and $36.8 thousand for the three months ended December 31, 2020 and 2019.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 - Accrued liabilities

Accrued liabilities consisted of the following:

	December 31, 2020	September 30, 2020
Customer deposits	$2,763,643	$1,727,097
Accrued compensation	2,147,008	1,380,419
Other accrued liabilities	894,263	560,460
Accrued accounts payable	662,497	428,760
Related parties' liabilities	607,739	—
Operating third parties' liabilities	382,297	—
Tax and licenses	32,236	10,665
Credit card payable	16,276	23,261
Legal and professional	—	130,347
Total accrued liabilities	$7,505,959	$4,261,009

Note 8 - Preferred Stock

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

On May 21, 2020, in connection with the February 7, 2020 written Call Exercise Notice from Via Varejo (“Call Exercise Notice”), the aggregate of 2,652,072 shares of Series One and 1,046,146 of Series One-A Preferred Shares were converted into the Company’s Common Stock during the Transaction which were subsequently cancelled.

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

Note 9 - Common Stock

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

Note 10 - Stock Based Compensation

The Company established a 2016 Equity Incentive Plan (the “Plan”) during 2016 and issued stock-based awards to certain employees and non-employees under this plan. The Plan provided for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock awards.

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

On May 21, 2020, concurrently with the consummation of the Transaction and as a condition precedent under the September 11, 2018 convertible note purchase and call option agreement (the “Call Option Agreement”), the Company’s Board of Directors cancelled all outstanding options to purchase the Company’s Common Stock granted under the Plan. All of the holders of the outstanding options issued under the Plan were immediately cancelled and, in consideration for such cancellation were entitled to a lump sum cash payment from the Company.

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at September 30, 2020 and December 31, 2020. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Price of Common Stock	$—	$0.29
Volatility	—%	60%
Expected term (in years)	—	6.08
Risk free rate	—%	1.39%

On May 21, 2020, as a result of the Transaction, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense at May 21, 2020 totaling $0.1 million. Additionally, all of the holders of the outstanding options issued under the Plan (“Option Holders”) were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3.3 million, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($0.2 million) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3.1 million at May 21, 2020. There were no options issued or outstanding for the three months ended December 31, 2020. The expense for stock-based compensation awards was $0 and $43 thousand for the three months ended December 31, 2020 and 2019 respectively. The expense for stock-based compensation related to the Phantom Shares was $5.3 thousand and $0 for the three months ended December 31, 2020 and 2019.

Note 11 – Concentrations

Accounts Payable

As of December 31, 2020, and September 30, 2020, the Company had approximately 95% and 83%, respectively, of its accounts payable balances held by its top five vendors. During each of the same aforementioned periods, the Company had one and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 12 - Commitments and Contingencies

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

The Company entered into a sublease agreement with a subtenant on March 1, 2020, the rent commencement date was April 1, 2020, and the lease terminated on December 31, 2020. There was approximately $14 thousand of sublease income recognized related to this agreement for the three months ended December 31, 2020 which was recorded as a reduction to rent expense on the Consolidated Statements of Comprehensive Loss. No related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three months ended December 31,2020:

Three Months Ended December 31, 2020

Components of total lease cost:
Operating lease expense	$148,011
Total lease cost	$148,011

Lease Position as of December 31, 2020

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of December 31, 2020
Assets
Operating lease right of use assets	$1,872,558
Total lease assets	1,872,558

Liabilities
Current liabilities:
Operating lease liability, current portion	$342,880
Noncurrent liabilities:
Operating lease liability, net of current portion	1,706,459
Total lease liability	$2,049,339

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of December 31, 2020:

Weighted average remaining lease term (in years) – operating leases	6.66
Weighted average discount rate – operating leases	7.7%

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of December 31, 2020, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2021	$525,434
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$2,736,341
Less effects of discounting	(687,002)
Present value of future minimum lease payments	$2,049,339

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

In conjunction with the Settlement Agreement, Potential AirToken Claimants were entitled to return their AirTokens to the Company and receive a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon. Pursuant to the Settlement Agreement, as modified in May 2019, our Company timely distributed the claim forms on June 28, 2019. The claims period closed on September 28, 2019. All forms were processed in accordance with the terms and provisions set forth by the Settlement Agreement. The Company received claim forms from 174 Potential AirToken Claimants during the claims period and the Company determined to approve payment on 163 out of the 174 claims, which is approximately 93% of the claim forms received during the claims period. On December 11, 2019, the Company commenced the process of notifying, via email only, all 174 Potential AirToken Claimants of our resolution of their claim.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 13 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2020 and September 30, 2020 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was organized as a C Corporation for tax purposes. As of May 21, 2020, the Company was converted from a C Corporation to a limited liability company ("LLC"). As a result of this transaction the Company believes it has lost the right to utilize its net operating loss carryovers, non-refundable tax credits and charitable contribution carryover assets associated with the original corporation with which the Company was organized within. Generally, only a Company that has generated a net operating loss should be able to then utilize that net operating loss to reduce its own future profits. In late December 2020, the Company filed Form 8832 with the Internal Revenue Service in order to elect C corporation tax classification for the LLC. The Company filed this request within the 90-day time period allowed for automatic approval of the Company’s tax classification request. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (“Transaction”). As a result of the Transaction, the utilization of some of the net operating loss carryforwards generated in both prior and the current fiscal years may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of the date of these financial statements, the Company has not undertaken an effort to convince the IRS that the Company’s net operating losses prior to and through May 21, 2020 should be maintained and available for the Company’s future benefit. The Company may or may not do this in the future. The Company may also have lost the use of the net operating loss assets as a result of IRC 382. The Company may undertake an Internal Revenue Code (“IRC”) 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, whatever the outcome of the IRC 382 study is, the IRS would still have to approve the Company’s right to utilize such carryovers in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates.

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

Note 14 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $12.2 thousand recognized from the upfront payment for software development services and $151.1 thousand from transactional fees related to the Via Varejo service agreement as of December 31, 2020.

Note 15 – Subsequent Events

On January 6, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $500,000, with no additional membership interests issued or ownership rights granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended September 30, 2020, as filed with the United States Securities and Exchange Commission (“SEC”) on January 8, 2021. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

On May 21, 2020, the Company filed a certificate of conversion (the “Certificate of Conversion”) to convert the Corporation to a Limited Liability Company and to change the Company’s name from “CarrierEQ, Inc.” to “Carrier EQ, LLC” The conversion and name change became effective on May 21, 2020. The Company filed a certificate of formation of Carrier EQ, LLC (the “Certificate of Formation”) on May 21, 2020.

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo ("Transaction").

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

Beginning in February 2017, the Company began exploring consumer applications of its legacy prepaid mobile applications. The Company initiated a business plan to introduce a mobile application that would allow users to earn digital tokens, exchange them for free or discounted mobile data and, ultimately, other goods and services in South America as part of a new international business and ecosystem, the AirToken Project. The AirToken Project included the issuance of AirTokens. The AirToken is an ERC-20 token issued on the Ethereum blockchain.

The Company obtained Digital Assets in August 2017 through early October 2017 from those interested in obtaining AirTokens. The Company raised approximately $15.4 million for the purpose of developing the AirToken Project.

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

RESULTS OF OPERATIONS

The following comparative analysis of results of operations for the three months ended December 31, 2020 and 2019 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended December 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$1,620,383	$1,254,739	$365,644	29%
Selling, general and administrative	7,138,651	5,206,039	1,932,612	37%
Operating expenses	7,138,651	5,206,039	1,932,612	37%
Loss from operations	(5,518,268)	(3,951,300)	(1,566,968)	40%
Other (expense) income, net	(202,934)	5,386	(208,320)	(3,868)%
Income tax benefit	114,033	46,631	(46,631)	145%
Net loss	$(5,607,169)	$(3,899,283)	$(1,821,919)	44%

Revenue

Revenue for the three months ended December 31, 2020 was $1.6 million, representing an increase of $0.4 million or a 29% increase, as compared to $1.3 million for the three months ended December 31, 2019 primarily from the Company's recognition of the deferred revenue related to the remaining proceeds received from the AirToken Project which will be recognized, on a straight-line basis, over the remaining estimated development period through March 2022.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended December 31, 2020 was $7.1 million representing an increase of $1.9 million or a 37% increase, as compared to $5.2 million for the three months ended December 31, 2019. The primary components of the increase include: general and administrative expenses increased by $1.3 million due to the overall increase of our operating activities, depreciation & amortization increased by $0.4 million due to the current quarter's amortization of Via Varejo capital software, and advertising expenses increased by $0.2 million due to increased activity in Brazil and the increased spend related to marketing efforts.

Other (expense) income, net

Other (expense) income, net for the three months ended December 31, 2020 and 2019 was ($0.2 million) and $5.4 thousand, respectively. The decrease in other (expense) income, net was primarily attributable to an increase in foreign currency transaction loss of $(0.4) million. Interest income increased by $0.2 million primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for the three months ended December 31, 2020 and 2019 was $114.0 thousand and $46.6 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased $4.9 million or 77%, to $11.3 million as of December 31, 2020 from $6.4 million as of September 30, 2020. The increase in working capital deficit is mainly attributable to the increase in accrued liabilities and due to related party.

We have historically experienced recurring losses and negative cash flows from operations. At December 31, 2020, we had a working capital deficit of $11.4 million which included cash and cash equivalents of $4.7 million. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31, 2020	September 30, 2020	Change Dollars	Change Percentage
Current assets	$6,516,978	$5,530,443	$986,535	18%
Current liabilities	17,795,146	11,920,093	5,875,053	49%
Working capital deficit	$(11,278,168)	$(6,389,650)	$(4,888,518)	77%

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At December 31, 2020, our principal source of liquidity was $4.7 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Three Months Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(1,048,622)	$9,362,354
Net cash used in investing activities	$(736,355)	$(1,340,616)
Net cash provided by financing activities	$2,916,007	$33,923

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2020 was $1.0 million. Cash was consumed from operations by the loss of $5.6 million, non-cash items consisting primarily of amortization totaling $0.5 million, net of recognizing $39.7 thousand of a deferred gain on AirTokens. Changes in other working capital accounts had a positive impact of $4.0 million on cash, including deferred revenue – Mastercard Program Agreement of $1.2 million, offset by $1.3 million in deferred revenue – AirToken Project.

Net cash provided by operating activities for the three months ended December 31, 2019 was $9.4 million. Cash was consumed from operations by the loss of $3.9 million, non-cash items consisting primarily of amortization totaling $36.8 thousand, stock-based compensation totaling $42.6 thousand, net of recognizing $39.7 thousand of a deferred gain on AirTokens. Changes in other working capital accounts had a positive impact of $13.2 million on cash, including deferred revenue - Master Program Agreement of $16.1 million, offset by $2.7 million in AirToken refund liability and $1.3 million in deferred revenue - AirToken Project.

Investing Activities

Net cash used in investing activities during the three months ended December 31, 2020 was $0.7 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Net cash used in investing activities during the three months ended December 31, 2019 was $1.3 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2021 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities related primarily to $2.9 million in proceeds from a related party for the three months ended December 31, 2020.

Net cash provided by financing activities related to $33.9 thousand in proceeds from the exercise options for the three months ended December 31, 2019.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies, including the assumptions and judgements underlying them, are disclosed in the Notes to the Condensed Consolidated Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgement, or estimates, to any significant degree.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board include the following:

For the year ended September 30, 2020, we did not effectively apply the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. The Company has not established an audit committee which led to ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We did not maintain an appropriate level of evidence of the effectiveness of controls over the preparation and review of certain reconciliations utilized in the financial close processes to ensure that the information recorded in the general ledger was complete and accurate, including the stock-based compensation process. In addition, we did not maintain effective controls over the preparation and review of the condensed consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the information contained in the condensed consolidated financial statements.

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

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

•

As we secure additional working capital, we intend to create additional full-time accounting staff positions in order to increase our personnel resources and technical accounting expertise within the accounting function, to oversee the accounting function and assist with implementing and enhancing our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and also see Note 12 - Commitments and Contingencies - Legal Proceedings in the notes to the condensed consolidated financial statements appearing elsewhere in this Report.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On December 31, 2020, our Company’s Chief Technology Officer, Emanuel Moecklin, resigned from our Company.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1.	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Filed
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC.

Date: February 16, 2021	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial and Accounting Officer)