Form 10-Q/A
period 2019-12-31
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Carrier EQ, LLC d/b/a Airfox and f/k/a CarrierEQ, Inc. (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three months ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2020 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from October 1, 2019 through December 31, 2019 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below. The correction involves only non-cash adjustments.

Restatement Background

On May 10, 2021, the authorized officers of Carrier EQ, LLC (the “Company”), concluded that the previously issued unaudited condensed consolidated financial statements covering the Company’s fiscal quarters ended December 31, 2019, March 31, 2020, June 30, 2020, December 31, 2020, along with the previously issued audited consolidated financial statements related to the fiscal year ended September 30, 2020 (collectively, the “Restated Periods”), require restatement and should no longer be relied upon.

Specifically, during the preparation of the quarterly condensed consolidated financial statements related to the fiscal quarter ended March 31, 2021, the Management reviewed the methodology used to estimate the March 2022 completion date for the AirToken project, which, commencing on October 1, 2019, is the date used to calculate the amount of deferred revenue from the Initial Coin Offering ("ICO Revenue") to be recognized as revenue in the Company's financial statements and is also the date used to calculate the amount of deferred gain on AirTokens issued for services ("AirToken Gains") to be recognized as other income in the Company's financial statements. The AirToken project involves various milestones that can be difficult to forecast. Over time, the achievement of some milestones are determined to be much more difficult than originally projected. Upon the review of the methodology used to estimate the March 2022 completion date, the Company realized that the methodology should have been weighted more heavily on the fact that the completion date is highly dependent on the future rules and approvals from regulatory authorities, such as the Securities and Exchange Commission ("SEC"). These issues are out of the Company's control and thus it is very difficult to estimate when/if these issues might be resolved. These regulatory and license concerns are hindering the Company from further developing the Airtoken project and launching it to the public. Although the Company has advanced in many fronts toward the development of the Airtoken project, there are also business obstacles regarding scaling the loan product and making it profitable with our own capital first before opening it to additional third party lenders. Due to the situation aforementioned, the Company is analyzing the future of the Airtoken project, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place”.

Based on the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue and other income and an understatement of deferred revenue, deferred gain and cost of revenue gain for the Restated Periods. The error described above was material to the Restated Periods. and will be corrected in the restatements of the Company's financial statements for the Restated Periods.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications only to “Part I, Item 1. Financial Statements”, “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 4. Controls and Procedures.” to reflect the restatement. Additionally, in accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Form 10-Q/A filing which are contained in “Part II, Item 6. Exhibits.”

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited) (as restated)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,827,650	$5,451,348
Restricted cash	10,750,129	—
Short-term investments	103,957	100,576
Accounts receivable, net	1,880	15,836
Prepaid expenses and other current assets	948,434	819,358
Digital assets	—	1,392
Total current assets	14,632,050	6,388,510

Non-current assets:
Intangibles, net	3,073,539	1,773,312
Property and equipment, net	4,709	1,077
Security deposits	1,558,296	1,548,396
Operating lease right of use assets	2,308,863	—
Total non-current assets	6,945,407	3,322,785
Total assets	$21,577,457	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited) (as restated)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,748,449	$821,612
Accrued liabilities	1,712,995	1,385,095
Deferred revenue	16,336,721	237,111
Deferred revenue - AirToken Project, current portion	—	5,011,926
Airtoken refund liability	586,293	3,241,948
Operating lease liability, current portion	367,709	—
Deferred gain on issuance of AirTokens for services, current portion	—	158,713
Total current liabilities	20,752,167	10,856,405

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible notes payable - long-term portion	10,000,000	10,000,000
Deferred gain on issuance of AirTokens for services, net of current portion	396,790	238,077
Operating lease liability, net of current portion	2,016,764	—
Deferred revenue - AirToken Project, net of current portion	12,529,824	7,517,898
Total liabilities	45,935,444	28,852,279

Commitments and contingencies (Note 16)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of December 31, 2019 and September 30, 2019	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of December 31, 2019 and September 30, 2019	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 7,851,331 shares issued and 6,936,438 shares outstanding as of December 31, 2019; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	79	78
Treasury stock, at cost, 914,893 shares as of December 31, 2019 and September 30, 2019	(240,005)	(240,005)
Additional paid-in capital	2,091,168	2,014,658
Accumulated deficit	(26,217,554)	(21,025,864)
Accumulated other comprehensive income	8,787	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(24,357,487)	(19,140,732)
Non-controlling interest in subsidiary	(500)	(252)
Total stockholders' deficit	(24,357,987)	(19,140,984)
Total liabilities and stockholders' deficit	$21,577,457	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31, (unaudited)
	2019 (as restated)	2018

Revenue	$1,762	$247

Operating expenses:
Selling, general and administrative	5,206,039	1,204,432
Impairment of digital assets	—	1,079
Total operating expenses	5,206,039	1,205,511

Loss from operations	(5,204,277)	(1,205,264)

Other income:
Realized loss on sale of digital assets	(1,392)	(90,940)
Gain on AirToken issuance for services	—	175,716
Interest (expense) income, net	(32,900)	10,152
Other income, net	(34,292)	94,928

Loss before income taxes	(5,238,569)	(1,110,336)

Income tax benefit (expense)	46,631	(1,627)

Net loss	(5,191,938)	(1,111,963)
Net loss attributable to non-controlling interest	248	5
Net loss attributable to CarrierEQ, Inc.	(5,191,690)	(1,111,958)
Other comprehensive (loss) income
Foreign currency translation adjustment	(101,576)	9,763
Total comprehensive loss	$(5,293,266)	$(1,102,195)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit

Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Noncontrolling Interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	(5,191,690)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$(24,357,987)

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit

Balance at September 30, 2018 (audited)	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Options exercised	—	—	—	—	33,333	1	—	—	2,999	—	—	—	3,000
Stock based compensation	—	—	—	—	—	—	—	—	23,618	—	—	—	23,618
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,111,958)	(1,111,958)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,763	—	—	9,763
Balance at December 31, 2018 (unaudited)	2,652,072	$27	1,046,147	$11	6,778,928	$77	914,893	$(240,005)	$1,911,183	$9,461	$(7)	$(12,113,025)	$(10,432,278)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2019 (as restated)	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,191,938)	$(1,111,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	36,757	24,877
Stock based compensation	42,588	23,618
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	—	(175,716)
Changes in Assets and Liabilities:
Accounts receivable	13,956	253,936
Prepaid expenses and other current and long-term assets	(103,795)	(21,834)
Accounts payable	926,837	242,096
Operating lease right of use assets and liabilities	40,429	—
Accrued liabilities and other current liabilities	159,083	(1,054,424)
Deferred revenue – Mastercard Program Agreement	16,092,700	—
AirToken refund liability	(2,655,655)	—
Net cash provided by (used in) operating activities	9,362,354	(1,727,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,632)	—
Acquisition of intangible assets	(1,336,984)	(288,895)
Net cash used in investing activities	(1,340,616)	(288,895)

CASH FLOWS FROM FINANCING ACTIVITY -
Proceeds from exercise of options	33,923	3,000
Net cash provided by financing activities	33,923	3,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70,770	(5)

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,126,431	(2,013,291)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$13,577,779	$6,005,861

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

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At December 31, 2019 the Company had cash and cash equivalents of $2.8 million, a working capital deficit of $6.1 million, total stockholders' deficit of $24.4 million and an accumulated deficit of $26.2 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. Additionally, the Company may be subject to other legal liabilities. (see Note 16).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.	Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see Note 10 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of December 31, 2019 (See Note 10).

2.	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

3.	Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857) (See Note 5).

4.	Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD).

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

On or before December 28, 2019 Airfox paid all approved claims to approved claimants who returned their AirTokens to Airfox (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through Airfox’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to Airfox. Airfox did not pay approved claims to approved claimants who did not return their AirTokens to Airfox. The amount that was not paid was approximately $586,293. All unpaid approved claims are expected to be paid during the second quarter of 2020 upon return to the Company of approved claimants’ AirTokens. Refer to Note 16 for further information on the rescission offer.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project until its completion. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and no revenue has been recognized from the AirToken Project.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Restricted Cash

Restricted cash consists of the money received by AirFox Brazil related to the Mastercard Program Agreement. Airfox Brazil cannot use any Incentives (as defined in the Program Agreement) for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. (Note 5).

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

Security Deposits

As of December 31, 2019, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 10 ) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. Upon Mastercard issuing the minimum number of cards to users, the $1.5 million security deposit will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

●	Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred.
●	Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; (c) installation to hardware; and (d) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized.
●	Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

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

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recognition of deferred gains ceased on September 31, 2019. Refer to Note 16 for further information on the rescission offer.

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated interim financial statements for December 31, 2019 that were originally presented in a Form 10-Q filed on February 19, 2020. The nature and impact of these adjustments are described below and detailed in the tables below.

The Company identified an error in the presentation of the recognized revenue associated with the AirToken Project. The management reviewed the methodology used to estimate the March 2022 completion date for the AirToken project, which, commencing on October 1, 2019, is the date used to calculate the amount of deferred revenue from the Initial Coin Offering ("ICO Revenue") to be recognized as revenue in the Company's financial statements and is also the date used to calculate the amount of deferred gain on AirTokens issued for services ("AirToken Gains") to be recognized as other income in the Company's financial statements. The AirToken project involves various milestones that can be difficult to forecast. Over time, the achievement of some milestones were determined to be much more difficult than originally projected. Upon the review of the methodology used to estimate the March 2022 completion date, the Company realized that the methodology should have been weighted more heavily on the fact that the completion date is highly dependent on the future rules and approvals from regulatory authorities, such as the Securities and Exchange Commission ("SEC"). These issues are out of the Company's control and thus it is very difficult to estimate when/if these issues might be resolved. These regulatory and license concerns are hindering the Company from further developing the Airtoken project and launching it to the public. Although the Company has advanced in many fronts toward the development of the Airtoken project, there are also business obstacles regarding scaling the loan product and making it profitable with the Company's own capital first before opening it to additional third party lenders. Due to the situation aforementioned, the Company is analyzing the future of the Airtoken project, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide whether to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place”.

Based on the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty. and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue of $1.2 million and other income of $ 39.7 thousand for the three months ended December 31, 2019 and an understatement of deferred revenue of $1.2 million and deferred gain of $39.7 thousand for the period ended December 31, 2019.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported balance sheet are as follows:

	December 31, 2019 (unaudited)
	As reported	Adjustments	As restated
Total assets	$21,577,457		$21,577,457

Current liabilities
Deferred revenue - AirToken Project, current portion	5,011,926	(5,011,926)	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	(158,713)	—
Total Current Liabilities	25,922,806	(5,170,639)	20,752,167

Long-term liabilities
Deferred revenue - AirToken Project, net of current portion	6,264,921	6,264,903	12,529,824
Deferred gain on issuance of AirTokens for services, net of current portion	198,399	198,391	396,790
Total liabilities	44,642,789	1,292,655	45,935,444

Stockholders' deficit:
Accumulated deficit	(24,924,899)	(1,292,655)	(26,217,554)
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(23,064,832)	(1,292,655)	(24,357,487)
Total stockholders' deficit	(23,065,332)	(1,292,655)	(24,357,987)
Total liabilities and stockholders' deficit	$21,577,457	$—	$21,577,457

The effects of these errors on the Company’s previously reported three months ended December 31, 2019 statement of operations and comprehensive loss are as follows:

	Three months ended
	December 31, 2019 (unaudited)
	As reported	Adjustments	As restated

Revenue	$1,254,739	(1,252,977)	$1,762

Other income:
Gain on AirToken issuance for services	$39,678	(39,678)	$—

Net Loss	$(3,899,283)	(1,292,655)	$(5,191,938)

Comprehensive net loss	$(4,000,611)	(1,292,655)	$(5,293,266)

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported three months ended December 31, 2019 statement of cash flows as follows:

	Three Months Ended December 31, 2019 (unaudited)
	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,899,283)	(1,292,655)	$(5,191,938)

Gain on issuance of AirTokes for services	(39,678)	39,678	—
Deferred revenue - AirToken Project	(1,252,977)	1,252,977	—
Net cash provided by operating activities	$9,362,354	$—	$9,362,354

Note 5 – Mastercard Program Agreement

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S.$15,973,857) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019.

Pursuant to the Program Agreement, Airfox Brazil, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Airfox Card”) base of Airfox Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. The Program Agreement stipulates that such funds shall not be used for any purpose which would benefit a competitor of MasterCard. As an incentive to support the launching of Airfox Card, on December 16, 2019 Mastercard Brasil made to Airfox Brazil the incentive prepayment per sales revenue ("Sales Revenue Incentive Prepayment") totaling R$65,000,000.

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

Note 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2019	September 30, 2019
Service contract	$349,000	$349,000
R&D tax credit	335,274	288,187
Prepaid expenses	264,160	182,171
Total Prepaid expenses and other current assets	$948,434	$819,358

Note 7 - Digital Assets

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

UNAUDITED

Note 8 - Intangible Assets, Net

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

Note 9 - Accrued liabilities

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

The Client will make the following payments to the Company related to the VV Wallet Services:

●	$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018.
●	$2,500,000, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on February 14, 2019 and the Company issued a Convertible Note (defined below).
●	$3,500,000, to be paid upon completion of Phase 2, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on June 10, 2019 and the Company issued a convertible note.
●	$4,000,000, to be paid upon completion, as defined, of Phase 3, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on September 6, 2019 and the Company issued a convertible note.

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

b.	Eighty Percent Exercise - An aggregate amount of (i) Notes equal to $10,000,000 being converted into Primary Shares and (ii) $6,000,000 of Secondary Shares being purchased from the Stockholders, such that the Client shall own 80% of the Company Stock on a fully diluted basis, provided, that, in the event that, at the time the Client elects to exercise the Call Right, there are less than $6,000,000 of Secondary Shares available for purchase from the Stockholders, the Company agrees to issue to the Client, at the Agreed Valuation, and Client agrees to purchase, such additional shares of the Company’s common stock in an amount such that when combined with, and after giving effect to, the conversion of the Notes into Primary Shares and the purchase of the Secondary Shares available for purchase from the Stockholders, the Client shall own at least 80% of the shares of common stock then issued and outstanding, on a fully diluted basis.

Termination Rights

The Client shall have the right to terminate the Notes Agreement at its sole discretion upon written notice to the Company:

i.	At any time before the completion of Phase 1
ii.	In the event the Company is unable to complete deliverables for any phase of the Services Agreement.
iii.	After the commencement of Phase 3 provided Phase 3 funding has been paid to the Company
iv.	At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 16)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 11 - Simple Agreement for Future Equity

In July 2017, the Board of Directors of the Company approved and designated a right to Investors for certain shares of the Company’s capital stock (otherwise known as Simple Agreement for Future Equity (“SAFE”), utilizing a valuation estimate, as defined, (“Valuation Cap”) and 80% discount rate (the “Discount Rate”). On July 15, 2017, the Company entered into two SAFE’s in the amount of $189,899, and $50,000, respectively. The number of shares to be issued upon conversion of the SAFE’s are subject to the following:

●	Equity Financing – Prior to the expiration of termination of the SAFEs, if there is an equity financing that occurs, the Company is to automatically issue a number of shares of Preferred Stock, equal to the Purchase amount divided by the Conversion Price of shares.
●	Conversion Price – Means either: (1) the SAFE Price or (2) the Discount Price, whichever calculation results in the greater number of shares of Preferred Stock. The SAFE Price is the price per share equal to the Valuation Cap divided by the Company’s capitalization amount on a fully-diluted basis. The Discount Price is the price per share of the equity instrument sold in an Equity Financing multiplied by the Discount Rate.
●	Liquidity Event – If there is Liquidity Event, as defined, before the scheduled termination of the SAFE instruments, the holder of a SAFE can either (i) receive a cash payment equal to the amount paid for the SAFE (“SAFE Amount”) or (ii) automatically receive from the Company a number of shares of Common Stock equal to the SAFE Amount divided by the price per share from the Liquidation Event. The SAFE amount is due and payable by the Company to the holder of a SAFE concurrent with a Liquidation Event. If there are insufficient funds to pay the holders of SAFEs, the remaining funds available for distribution will be done on a pro rate basis among the holders in proportion with their SAFE Amounts.
●	Dissolution Event – Upon a dissolution event that occurs before the expiration of the SAFEs, the Company will pay an amount equal to the SAFE Amount to the holder at the time of the Dissolution Event. If the Company has insufficient funds to make complete payment to all holders of SAFEs, the Company will then be liable to distribute available assets to the holder for the remaining portion due.

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

Note 15 - Concentrations

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Additionally, the Settlement Agreement requires the Company to:

●	Maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration pursuant to Rule 12g-4 under the Securities Exchange Act of 1934.
●	Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.
●	Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing.

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

Note 18 - Related Party Transaction

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended September 30, 2019, as filed with the United States Securities and Exchange Commission (“SEC”) on January 15, 2020. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2019 and September 30, 2019, the Company had cash and cash equivalents of $2,827,650 and $5,451,348, a working capital deficit of $6,120,117 and $4,467,895, total stockholders’ deficit of $24,357,987 and $19,140,984 and an accumulated deficit of $26,217,554 and $21,025,864. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project until the completion of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and no revenue has been recognized from the AirToken Project.

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 10 – Via Varejo Services Agreement and Convertible Notes in the notes to the unaudited condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q/A.

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

	For the Three Months Ended December 31,		Change
	2019 (as restated)	2018	Dollars	Percentage
Revenue	$1,762	$247	$1,515	613%
Selling, general and administrative	5,206,039	1,204,432	4,001,607	332%
Operating expenses	5,206,039	1,205,511	4,000,528	332%
Loss from operations	(5,204,277)	(1,205,264)	(3,999,013)	332%
Other income (expense), net	(34,292)	94,928	(129,220)	-136%
Income tax benefit (expense)	46,631	(1,627)	48,258	2,966%
Net loss	$(5,191,938)	$(1,111,963)	$(4,079,975)	-367%

Revenue

Revenue for the three months ended December 31, 2019 was $1.8 thousand from the Company’s payment services fees related to the regular business in Brazil.

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

Other income, net

Other income (expense), net for the three months ended December 31, 2019 and 2018 was an expense of $34.3 thousand and an income of $94,928, respectively. The $129.2 thousand decrease in other income (expense), net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services, which was due to the Company's conclusion that it was no longer possible to determine an estimated date for the completion of the AirToken project and thus ceased recognition of deferred gain as of October 1, 2019. Interest expense increased by $43,052 primarily due to the compounded interest on the AirToken refund liability (through the payment date of December 28, 2019) which was determined to be probable and estimable in the quarter ended September 30, 2019. Finally, there was a realized loss on the sale of digital assets in the amount of ($1,392) recognized in the quarter ended December 31, 2019 compared to ($90,940) in the quarter ended December 31, 2018.

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended December 31, 2019 and 2018 was $46,631 and $(1,627), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit increased $1,652,222, or 37%, to $6.1 million as of December 31, 2019 from $4.5 million as of September 30, 2019. The decrease in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At December 31, 2019, we had a working capital deficit of $6,120,117 which included cash and cash equivalents of $2,827,650. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31, 2019 (as restated)	September 30, 2019	Change (as restated)
Current assets (including $10,750,129 of restricted cash at December 31, 2019)	$14,632,050	$6,388,510	$8,243,540
Current liabilities	20,752,167	10,856,405	9,895,762
Working capital deficit	$(6,120,117)	$(4,467,895)	$(1,652,222)

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At December 31, 2019, our principal source of liquidity was $2,827,650 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Three Months Ended December 31,
	2019 (as restated)	2018

Net cash provided by (used in) operating activities	$9,362,354	$(1,727,391)
Net cash used in investing activities	$(1,340,616)	$(288,895)
Net cash provided by financing activities	$33,923	$3,000

Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2019 was $9,362,354. Cash was consumed from continuing operations by the loss of $5,191,938 million, non-cash items consisting primarily of amortization totaling $36,757, stock-based compensation totaling $42,588. Changes in other working capital accounts had a positive impact of $14,473,555 on cash, including deferred revenue - Master Program Agreement of $16,092,700, offset by $2,655,655 in AirToken refund liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2019 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

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

●

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

●

We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.

●	We will reevaluate the AirToken Project in order analyze its future, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place”.

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

Additionally, the Settlement Agreement requires our Company to:

●	Maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least one year from the date the Form 10 becomes effective (the “Effective Date”) and continue these filings until the Company is eligible to terminate its registration pursuant to Rule 12g-4 under the Securities Exchange Act of 1934.
●	Provide monthly reports to the SEC which include the amount of the claims paid, and any claims not paid as well as the reasons for non-payment.
●	Submit to the SEC a final report of its handling of all claims received within seven months from the Effective Date of the Form 10 filing.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation dated July 12, 2016	10	3/15/19	3.1
3.2	Amendment to Restated Certificate of Incorporation dated September 13, 2018	10	3/15/19	3.2
3.3	Amended and Restated Bylaws	10	3/15/19	3.3
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.3	Convertible Promissory Note dated February 26, 2016 – Star Power	10	3/15/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Via Varejo Loan Agreement re: 11/1/19 loan	10-K	1/15/20	10.7
10.8*	Program Agreement between Mastercard Brasil, Airfox Brazil and Via Varejo	8-K	12/26/19	10.1
10.9	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2

10.10	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.11	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.12	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.13	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.14	Amendment 2020-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	8-K	2/4/20	10.3
10.15	CarrierEQ, Inc. Equity Incentive Plan Form of Stock Option Grant Notice	10	3/15/19	10.11
10.16	Assignment by Inventors to CarrierEQ, Inc.	10	3/15/19	10.12
10.17	Douglas Lopes Employee Agreement dated January 29, 2019	10	3/15/19	10.17
10.19	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	10-Q	2/19/20	31.1
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	10-Q	2/19/20	31.2
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	10-Q	2/19/20	32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	10-Q	2/19/20	32.2
101	The following financial information from the quarterly report on Form 10-Q/A of CarrierEQ, Inc. for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.				Filed

———————

* Confidential portions of this exhibit have been omitted from the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC

Date: May 24, 2021	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial Officer)

