Form 10-Q/A
period 2020-03-31
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

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

EXPLANATORY NOTE

Carrier EQ, LLC d/b/a Airfox and f/k/a CarrierEQ, Inc. (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three and six months ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2020 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from October 1, 2019 through March 31, 2020 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below. The correction involves only non-cash adjustments.

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

i

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications only the “Part I, Item 1. Financial Statements”, “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 4. Controls and Procedures” to reflect the restatement. Additionally, in accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Form 10-Q/A filing which are contained in “Part II, Item 6. Exhibits.”

ii

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited) (as restated)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$754,987	$5,451,348
Restricted cash	4,118,644	—
Short-term investments	82,141	100,576
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2020 and September 30, 2019	19,273	15,836
Prepaid expenses and other current assets	988,152	819,358
Digital assets	—	1,392
Total current assets	5,963,197	6,388,510

Non-current assets:
Intangibles, net	3,507,468	1,773,312
Property and equipment, net	3,610	1,077
Security deposits	1,554,280	1,548,396
Operating lease right of use assets	2,186,114	—
Total non-current assets	7,251,472	3,322,785
Total assets	$13,214,669	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited) (as restated)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$399,678	$821,612
Accrued liabilities	2,731,831	1,385,095
Other deferred revenue, current portion	93,755	237,111
Deferred revenue - AirToken Project, current portion	—	5,011,926
Airtoken refund liability	134,769	3,241,948
Operating lease liability, current portion	374,895	—
Deferred gain on issuance of AirTokens for services, current portion	—	158,713
Total current liabilities	3,734,928	10,856,405

Long-term liabilities:
Simple agreement for future equity	239,899	239,899
Convertible notes payable - long-term portion	10,000,000	10,000,000
Deferred revenue – Mastercard Program Agreement	12,646,868	—
Deferred gain on issuance of AirTokens for services, net of current portion	396,790	238,077
Operating lease liability, net of current portion	1,926,974	—
Deferred revenue - AirToken Project, net of current portion	12,529,824	7,517,898
Deferred revenue, net of current portion	127,994	—
Total liabilities	41,603,277	28,852,279

Commitments and contingencies (Note 16)

Stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of March 31, 2020 and September 30, 2019	27	27
Convertible Preferred stock; Series One A; par value $0.00001; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of March 31, 2020 and September 30, 2019	11	11
Common stock; par value $0.00001; 70,000,000 shares authorized; 10,260,516 shares issued and 7,753,069 shares outstanding as of March 31, 2020; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	87	78
Treasury stock, at cost, 914,893 shares as of March 31, 2020 and September 30, 2019	(240,005)	(240,005)
Additional paid-in capital	2,413,632	2,014,658
Accumulated deficit	(31,670,235)	(21,025,864)
Accumulated other comprehensive income	1,108,632	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(28,387,851)	(19,140,732)
Non-controlling interest in subsidiary	(757)	(252)
Total stockholders' deficit	(28,388,608)	(19,140,984)
Total liabilities and stockholders' deficit	$13,214,669	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020 (as restated)	2019	2020 (as restated)	2019

Revenue	$22,069	$—	$23,831	$247

Operating expenses:
Selling, general and administrative	5,570,471	2,352,016	10,776,510	3,556,448
Impairment of digital assets	—	—	—	1,079
Total operating expenses	5,570,471	2,352,016	10,776,510	3,557,527

Loss from operations	(5,548,402)	(2,352,016)	(10,752,679)	(3,557,280)

Other income (expense):
Realized loss on sale of digital assets	—	—	(1,392)	(90,940)
Gain on AirToken issuance for services	—	175,716	—	351,432
Interest income, net	60,054	11,324	27,154	21,476
Other income, net	60,054	187,040	25,762	281,968

Loss before income taxes	(5,488,348)	(2,164,976)	(10,726,917)	(3,275,312)

Income tax benefit (expense)	35,410	999	82,041	(628)

Net loss	(5,452,938)	(2,163,977)	(10,644,876)	(3,275,940)
Net loss attributable to non-controlling interest	257	20	505	25
Net loss attributable to CarrierEQ, Inc.	(5,452,681)	(2,163,957)	(10,644,371)	(3,275,915)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,099,845	(14,338)	998,269	(4,575)
Total comprehensive loss	$(4,352,836)	$(2,178,295)	$(9,646,102)	$(3,280,490)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

										Accumulated
	Preferred Stock		Preferred Stock						Additional	Other	Non-		Total
	(Series One)		(Series One A)		Common Stock		Treasury Stock		Paid-In	Comprehensive	controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Deficit
Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813.928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	(5,191,690)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$(24,357,987)
Options exercised					816,631	8			154,449				154,457
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	168,015
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,452,681)	(5,452,681)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,099,845	—	—	1,099,845
Balance at March 31, 2020 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(31,670,235)	$(28,388,608)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIEREQ, INC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2020 (as restated)	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,644,876)	$(3,275,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	303,622	54,523
Stock based compensation	210,603	45,613
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	—	(351,432)
Changes in Assets and Liabilities:
Accounts receivable	(3,437)	253,700
Prepaid expenses and other current and long-term assets	(139,497)	(142,879)
Accounts payable	(421,934)	312,795
Operating lease right of use assets and liabilities	80,575	—
Accrued liabilities and other current liabilities	3,635,466	(890,697)
Deferred revenue – Mastercard Program Agreement	12,646,868	—
Other deferred revenue	(143,356)	—
AirToken refund liability	(3,107,179)	—
Net cash provided by (used in) operating activities	2,418,247	(3,902,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,533)	—
Acquisition of intangible assets	(2,037,778)	(309,699)
Net cash used in by investing activities	(2,040,311)	(309,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	188,380	3,000
Proceeds from convertible note	—	2,500,000
Net cash provided by financing activities	188,380	2,503,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,144,033)	—

Net decrease in cash, cash equivalents, and restricted cash	(577,717)	(1,708,997)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$4,873,631	$6,310,155

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

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At March 31, 2020 the Company had cash and cash equivalents of $755 thousand, a working capital of $2.2 million, total stockholders' deficit of $28.4 million and an accumulated deficit of $31.7 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. Additionally, the Company may be subject to other legal liabilities (see Note 16).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.	Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See Note 10) to the consolidated financial statements whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 as of March 31, 2020 (See Note 10).

2.	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.

3.	Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $12,650,950) (See Note 5).

4.	Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD).

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

Mastercard Revenue and Sale Incentives

On December 16, 2019, Airfox Brazil, received R$65,000,000 (approximately U.S.$12,650,950) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between Airfox Brazil, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 5).

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

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recognition of deferred gains ceased on September 30, 2019. Refer to Note 16 for further information on the rescission offer.

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

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated interim financial statements for March 31, 2020 that were originally presented in a Form 10-Q filed on May 19, 2020. The nature and impact of these adjustments are described below and detailed in the tables below.

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

Based upon the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue of $1.2 million and other income of $ 39.7 thousand for the three months ended March 31, 2020 and in the overstatement of revenue of $2.5 million and other income of $ 79.4 thousand for the six months ended March 31, 2020. It also resulted in an understatement of deferred revenue of $2.5 million and deferred gain of $79.4 thousand for the period ended March 31, 2020.

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported balance sheets are as follows:

	March 31, 2020 (unaudited)
	As reported	Adjustments	As restated
Total assets	$13,214,669	$—	$13,214,669

Current liabilities:
Deferred revenue - AirToken Project, current portion	5,011,926	(5,011,926)	—
Deferred gain on issuance of AirTokens for services, current portion	158,712	(158,712)	—
Total Current Liabilities	8,905,566	(5,170,638)	3,734,928

Long-term liabilities:
Deferred revenue - AirToken Project, net of current portion	5,011,938	7,517,886	12,529,824
Deferred gain on issuance of AirTokens for services, net of current portion	158,721	238,069	396,790
Total liabilities	39,017,960	2,585,317	41,603,277

Stockholders' deficit:
Accumulated deficit	(29,084,918)	(2,585,317)	(31,670,235)
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	(25,852,534)	(2,585,317)	(28,387,851)
Total stockholders' deficit	(25,803,291)	(2,585,317)	(28,388,608)
Total liabilities and stockholders' deficit	$13,214,669	$—	$13,214,669

The effects of these errors on the Company’s previously reported three and six months ended March 31, 2020 statements of operations and comprehensive loss are as follows:

	Three months ended			Six months ended
	March 31, 2020 (unaudited)			March 31, 2020 (unaudited)
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Revenue	$1,275,053	(1,252,984)	$22,069	2,529,792	(2,505,961)	$23,831

Other income:
Gain on AirToken issuance for services	$39,678	(39,678)	$—	79,356	(79,356)	$—

Net Loss	$(4,160,276)	(1,292,662)	$(5,452,938)	(8,059,559)	(2,585,317)	$(10,644,876)

Comprehensive net loss	$(3,060,174)	(1,292,662)	$(4,352,836)	(7,060,785)	(2,585,317)	$(9,646,102)

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported six months ended March 31, 2020 statement of cash flows as follows:

	Six Months Ended March 31, 2020 (unaudited)
	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,059,559)	(2,585,317)	$(10,644,876)

Gain on issuance of AirTokes for services	(79,356)	79,356	—
Deferred revenue - AirToken Project	(2,505,960)	2,505,960	—
Net cash used in operating activities	$2,418,247	$—	$2,418,247

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

Note 9 - Accrued liabilities

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

CARRIEREQ, INC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Price of Common Stock	$0.25	$0.29
Volatility	72%	60%
Expected term (in years)	6.90	6.08
Risk free rate	1.74%	1.39% - 2.25%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)
Outstanding at September 30, 2019	2,684,717	9.47	$0.23
Granted	17,000	9.71	$0.26
Forfeited	(78,000)	9.25	$0.29
Cancelled	(2,604)	8.99	$0.29
Outstanding at March 31, 2020	2,621,113	9.48	$0.23

Exercisable at March 31, 2020	1,014,131	5.45	$0.20

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

On January 29, 2020 Gad Red Propaganda Ltda. (“GAD”) filed a civil lawsuit against the Company’s operating subsidiary banQi Instituição de Pagamento Ltda (dba “banQi”) in 41o Civil Court of Justice of the Estate of Sao Paulo. The lawsuit alleges that banQi failed to fully compensate GAD for certain marketing and other services GAD performed on behalf of banQi pursuant to an alleged strategic partnership GAD entered into with banQi. GAD demands payments of up to approximately U.S.$690,820 for services performed. banQi filed an answer to the claim on May 15, 2020. The Company accounts for contingencies when a loss is considered probable or possible (more likely than not) and can be reasonably estimated. For the matter disclosed above a legal accrual for approximately $20,535 has been recorded for losses believed to be both possible (more likely than not) and reasonably estimable, but an exposure to additional loss may exist in excess of the amount accrued.

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

Note 19 - Subsequent Events

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

The Company has experienced recurring losses and negative cash flows from operations. At March 31, 2020 and September 30, 2019, the Company had cash and cash equivalents of $754,987 and $5,451,348, a positive working capital of $2,228,269 and a working capital deficit of $4,467,895, total stockholders’ deficit of $28,388,608 and $19,140,984 and an accumulated deficit of $31,670,235 and $21,025,864. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

	For the Three Months Ended March 31,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$22,069	$—	$22,069	100%
Selling, general and administrative	5,570,471	2,352,016	3,218,455	137%
Operating expenses	5,570,471	2,352,016	3,218,455	137%
Loss from operations	(5,548,402)	(2,352,016)	(3,196,386)	136%
Other income, net	60,054	187,040	(126,986)	(68)%
Income tax benefit	35,410	999	34,411	3,445%
Net loss	$(5,452,938)	$(2,163,977)	$(3,288,961)	152%

Revenue

Revenue for the three months ended March 31, 2020 was $22.0 thousand primarily from the Company’s payment services fees related to the regular business in Brazil. Additionally, revenue totaling $12,799 was recognized from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement, and revenue totaling $4,082 was recognized from the Program Agreement with Mastercard.

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

Other income, net

Other income, net for the three months ended March 31, 2020 and 2019 was $60,054 and $187,040, respectively. The $126,986 decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services, which was due to the Company's conclusion that it was no longer possible to determine an estimated date for the completion of the AirToken project and thus ceased recognition of deferred gain as of September 30, 2019 Interest income increased by $48,730 primarily due to interest earned from funds in interest bearing accounts.

Income tax benefit

Income tax benefit for the three months ended March 31, 2020 and 2019 was $35,410 and $999, respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended March 31,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$23,831	$247	$23,584	9,548%
Selling, general and administrative	10,776,510	3,556,448	7,220,062	203%
Operating expenses	10,776,510	3,557,527	7,218,983	203%
Loss from operations	(10,752,679)	(3,557,280)	(7,218,983)	203%
Other income, net	25,762	281,968	(256,206)	(91)%
Income tax benefit (expense)	82,041	(628)	82,669	(13,164)%
Net loss	$(10,644,876)	$(3,275,940)	$(7,368,936)	225%

Revenue

Revenue for the six months ended March 31, 2020 was $23.8 thousand from the Company’s payment services fees related to the regular business in Brazil. Additionally, revenue totaling $12,799 was recognized from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement, and revenue totaling $4,082 was recognized from the Program Agreement with Mastercard.

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

Other income, net

Other income, net for the six months ended March 31, 2020 and 2019 was $25,762 and $281,968, respectively. The $256,206 decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a review over the estimated development period and the Company decided that it is no possible to determine a new estimate date for the conclusion of the AirToken project and ceased the amortization. Additionally, there was a realized loss on the sale of digital assets in the amount of ($1,392) recognized in the six months ended March 31, 2020 compared to ($90,940) in the six months ended March 31, 2019.

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended March 31, 2020 and 2019 was $82,041 and ($628), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit turned positive after improvement of $6,696,164, or 150%, to $2.2 million as of March 31, 2020 from as working capital deficit of $4.5 million as of September 30, 2019. The variance in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At March 31, 2020, we had a positive working capital of $2,228,269 which included cash and cash equivalents of $754,987. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	March 31, 2020 (as restated)	September 30, 2019	Change (as restated)
Current assets (including $4,118,644 of restricted cash at March 31, 2020)	$5,963,197	$6,388,510	$(425,313)
Current liabilities	3,734,928	10,856,405	(7,121,477)
Working capital deficit	$2,228,269	$(4,467,895)	$6,696,164

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At March 31, 2020, our principal source of liquidity was $755 thousand in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Six Months Ended March 31,
	2020 (as restated)	2019

Net cash provided by (used in) operating activities	$2,418,247	$(3,902,298)
Net cash used in investing activities	$(2,040,311)	$(309,699)
Net cash provided by financing activities	$188,380	$2,503,000

Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2020 was $2,418,247. Cash was consumed from continuing operations by the loss of $10,644,876, non-cash items consisting primarily of amortization totaling $303,622, stock-based compensation totaling $210,603. Changes in other working capital accounts had a positive impact of $12,547,506 on cash, including deferred revenue – Mastercard Program Agreement of $12,646,868, offset by $3,107,179 in AirToken refund liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2020 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation dated July 12, 2016	10	3/15/19	3.1
3.2	Amendment to Restated Certificate of Incorporation dated September 13, 2018	10	3/15/19	3.2
3.3	Amended and Restated Bylaws	10	3/15/19	3.3
4.1	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.2	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.3	Convertible Promissory Note dated February 26, 2016 – Star Power	10	3/15/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4

10.8	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.9	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.10	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.11	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.12	Amendment 2020-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	8-K	2/4/20	10.3
10.13	CarrierEQ, Inc. Equity Incentive Plan Form of Stock Option Grant Notice	10	3/15/19	10.11
10.14	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
10.15	Office Sublease Agreement dated March 1, 2020	10-Q	5/19/20	10.15
10.16	Call Exercise Notice	8-K	2/13/20	10.9
10.17	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.18	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.19	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.22	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.23	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	10-Q	5/19/21	31.1
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	10-Q	5/19/21	31.2
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	10-Q	5/19/21	32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	10-Q	5/19/21	32.2
101	The following financial information from the quarterly report on Form 10-Q/A of CarrierEQ, Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC

Date: May 24, 2021	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial Officer)

