Form 10-Q/A
period 2020-06-30
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Carrier EQ, LLC d/b/a Airfox (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2020 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from October 1, 2019 through June 30, 2020 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below. The correction involves only non-cash adjustments.

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

ii

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited) (as restated)	September 30, 2019 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,921,263	$5,451,348
Restricted cash	824,746	—
Short-term investments	—	100,576
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2020 and September 30, 2019	109,000	15,836
Prepaid expenses and other current assets	1,010,287	819,358
Digital assets	—	1,392
Total current assets	3,865,296	6,388,510

Non-current assets:
Intangibles, net	3,885,879	1,773,312
Property and equipment, net	3,326	1,077
Security deposits	334,413	1,548,396
Operating lease right of use assets	2,061,756	—
Due from related party	8,090	—
Total non-current assets	6,293,464	3,322,785
Total assets	$10,158,760	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited) (as restated)	September 30, 2019 (audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,919	$821,612
Accrued liabilities	1,708,876	1,385,095
Other deferred revenue, current portion	48,416	237,111
Deferred revenue - AirToken Project, current portion	—	5,011,926
Airtoken refund liability	14,449	3,241,948
Operating lease liability, current portion	382,416	—
Deferred gain on issuance of AirTokens for services, current portion	—	158,713
Due to related party	48,122	—
Total current liabilities	2,347,198	10,856,405

Long-term liabilities:
Simple agreement for future equity	—	239,899
Convertible notes payable - long-term portion	—	10,000,000
Deferred revenue – Mastercard Program Agreement	11,962,899	—
Deferred gain on issuance of AirTokens for services, net of current portion	396,790	238,077
Operating lease liability, net of current portion	1,835,238	—
Deferred revenue - AirToken Project, net of current portion	12,529,824	7,517,898
Deferred revenue, net of current portion	108,935	—
Total liabilities	29,180,884	28,852,279

Commitments and contingencies (Note 17)

Member’s and stockholders' deficit:
CarrierEQ, Inc. stockholders’ deficit:
Convertible Preferred stock; Series One; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of September 30, 2019	—	27
Convertible Preferred stock; Series One A; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of September 30, 2019	—	11
Common stock; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of June 30, 2020; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	—	78
Treasury stock, at cost, 0 shares as of June 30, 2020 and 914,893 shares as of September 30, 2019	—	(240,005)
Additional paid-in capital	—	2,014,658
Accumulated deficit	—	(21,025,864)
Accumulated other comprehensive income	—	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	—	(19,140,732)
Non-controlling interest in subsidiary	—	(252)
Total stockholders' deficit	—	(19,140,984)
Carrier EQ, LLC member’s deficit:
Member’s deficit; 1,227,635 limited liability company units outstanding as of June 30, 2020; 0 units outstanding as of September 30, 2019	(20,250,688)	—
Accumulated other comprehensive income	1,229,277	—
Total member’s deficit attributable to Carrier EQ, LLC members	(19,021,411)	—
Non-controlling interest in subsidiary	(713)	—
Total member’s deficit	(19,022,124)	—
Total liabilities and member’s deficit and stockholders' deficit	$10,158,760	$9,711,295

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020 (as restated)	2019	2020 (as restated)	2019

Revenue	$34,576	$1,393	$58,407	$1,641

Operating expenses:
Cost of revenue	114,839	—	114,839	—
Selling, general and administrative	6,212,797	2,761,818	16,989,307	6,318,270
Impairment of digital assets	—	—	—	1,079
Total operating expenses	6,327,636	2,761,818	17,104,146	6,319,349

Loss from operations	(6,293,060)	(2,760,425)	(17,045,739)	(6,317,708)

Other income (expense):
Realized loss on sale of digital assets	—	—	(1,392)	(90,940)
Gain on AirToken issuance for services	—	175,717	—	527,152
Interest income, net	122,861	6,895	150,015	28,371
Other income, net	122,861	182,612	148,623	464,583

Loss before income taxes	(6,170,199)	(2,577,813)	(16,897,116)	(5,853,125)

Income tax benefit (expense)	47,620	(314)	129,661	(942)

Net loss	(6,122,579)	(2,578,127)	(16,767,455)	(5,854,067)
Net (loss) income attributable to non-controlling interest	(44)	55	461	80
Net loss attributable to Carrier EQ, LLC.	(6,122,623)	(2,578,072)	(16,766,994)	(5,853,987)
Other comprehensive income
Foreign currency translation adjustment	120,645	10,063	1,118,914	5,488
Total comprehensive loss	$(6,001,978)	$(2,568,009)	$(15,648,080)	$(5,848,499)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock		Preferred Stock						Additional	Accumulated			Accumulated
	(Series One)		(Series One - A)		Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Noncontrolling	Accumulated	Other Comprehensive	Membership	Member's	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	$914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$—	—	$—	$—	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	—	—	—	—	$42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	—	—	—	—	$33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	—	—	—	—	$(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	—	—	—	—	$(5,191,690)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	—	—	—	—	$(101,576)
Balance at December 31, 2019 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$—	—	$—	$—	$(24,357,987)
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	—	—	—	—	$168,015
Options exercised	—	—	—	—	816,631	8	—	—	154,449	—	—	—	—	—	—	—	$154,457
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	—	—	—	$(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,452,681)	—	—	—	—	$(5,452,681)
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,099,845	—	—	—	—	—	—	$1,099,845
Balance at March 31, 2020 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(31,670,235)	$—	—	$—	$—	$(28,388,608)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock		Preferred Stock						Additional	Accumulated			Accumulated
	(Series One)		(Series One - A)		Common Stock		Treasury Stock		Paid-In	Other Comprehensive	Noncontrolling	Accumulated	Other Comprehensive	Membership	Member's	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Income	Interest	Deficit	Interest	Deficit
Balance at March 31, 2020 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	(757)	$(31,670,235)	$—	—	$—	$—	$(28,388,608)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	$10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	$—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	$—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	$239,899
Stock compensation related to accelerated vesting of options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	$114,979
Capital contribution - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,921,004	—	$1,921,004
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	44	—	—	—	—	—	$44
Retirement of treasury stock	—	—	—	—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,122,623)	—	$(6,122,623)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	120,645	—	—	—	$120,645
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	$—
Capital contribution from Via Varejo for payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	$3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	$(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	31,670,235	1,108,632	1,277,635	(19,380,324)	(713)	$—
Balance at June 30, 2020 (unaudited) (as restated)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$1,229,277	1,277,635	(20,250,668)	$(713)	$(19,022,124)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2020 (as restated)	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,767,455)	$(5,854,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	569,951	86,090
Stock based compensation	325,582	74,538
Additional stock based compensation due to cancellation of stock options	3,092,536	—
Common stock issued in exchange for services	—	22,751
Reversal of accrued interest related to conversion of convertible notes	(104,856)	—
Impairment of digital assets	—	1,079
Realized loss on sale of digital assets	1,392	90,940
Gain on issuance of AirTokens for services	—	(527,152)
Changes in Assets and Liabilities:
Accounts receivable	(93,164)	256,000
Prepaid expenses and other current and long-term assets	1,058,235	(1,643,648)
Accounts payable	(676,693)	100,595
Operating lease right of use assets and liabilities	120,717	—
Accrued liabilities and other current liabilities	2,200,572	(351,254)
Deferred revenue – Mastercard Program Agreement	11,962,899	—
Other deferred revenue	(188,695)	—
AirToken refund liability	(3,227,499)	—
Due to related party	48,122	—
Due from related party	(8,090)	—
Net cash used in operating activities	(1,686,446)	(7,744,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,249)	—
Acquisition of intangible assets	(2,682,518)	(838,641)
Net cash used in by investing activities	(2,684,767)	(838,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	188,380	3,000
Proceeds from convertible note	—	6,000,000
Capital contribution – Via Varejo	1,921,004	—
Proceeds from Paycheck Protection Program SBA loan	537,732	—
Payment of principal from Paycheck Protection Program SBA loan	(537,732)	—
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	3,331,255	—
Payment to Option Holders due to cancellation of stock options	(3,331,255)	—
Net cash provided by financing activities	2,109,384	6,003,000

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(443,510)	—

Net decrease in cash, cash equivalents, and restricted cash	(2,705,339)	(2,579,769)

Cash, cash equivalents, and restricted cash, beginning of period	5,451,348	8,019,152

Cash, cash equivalents, and restricted cash, end of period	$2,746,009	$5,439,383

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

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (see Note 11).

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2- Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flow from operations. At June 30, 2020, the Company had cash and cash equivalents of $1.9 million, a working capital of $1.5 million, and total member’s deficit of $19.0 million. The Company is obligated to refund the remaining amount of claims related to the AirToken Project when valid claims are finalized. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). Additionally, the Company may be subject to other legal liabilities (see Note 17).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.	Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See Note 11 to the consolidated financial statements) whereby the Company has received $10,000,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10,256,000 in cash and issued convertible notes totaling $10,000,000 which were converted into common stock on May 21, 2020 (See Note 11).

2.	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Company platform as a source of distribution of their products.

3.	Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65,000,000 (approximately $15,973,857 in December 2019) (See Note 5).

4.	Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10,000,000 (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10,167,740 (approximately $2.5 million USD).

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

Pursuant to the Settlement Agreement (as defined and described further in Note 17), the Company is obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims are submitted and may incur other fines and penalties. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable).

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3,289,607 on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2020, the amount that was not paid was approximately $44 thousand (comprised of amounts recorded in AirToken refund liability and amounts in accounts payable). All unpaid approved claims are expected to be paid during the 2020 fiscal year upon return to the Company of approved claimants’ AirTokens. Refer to Note 17 for further information on the rescission offer.

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

Security Deposits

As of June 30, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See Note 11) to ensure a minimum number of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $300,000 will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement (see Note 11) and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term in September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the three and nine months ended June 30, 2020 totaled $234,159 and $468,318, respectively.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recognition of deferred gains ceased on September30, 2019. Refer to Note 17 for further information on the rescission offer.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

All stock-based compensation costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. All stock-based compensation awards were cancelled as pursuant to the Transaction which occurred on May 21, 2020 (see Note 11).

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated interim financial statements for June 30, 2020 that were originally presented in a Form 10-Q filed on August 14, 2020. The nature and impact of these adjustments are described below and detailed in the tables below.

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

Based upon the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue of $1.1 million and other income of $ 39.7 thousand for the three months ended June 30, 2020 and in the overstatement of revenue of $3.6 million and other income of $ 119.0 thousand for the nine months ended June 30, 2020. It also resulted in an understatement of deferred revenue of $3.8 million and deferred gain of $119.0 thousand for the period ended June 30, 2020.

The effects of these errors on the Company’s previously reported balance sheet are as follows:

	June 30, 2020 (unaudited)
	As reported	Adjustments	As restated
Total assets	$10,158,760	$—	$10,158,760

Current liabilities:
Deferred revenue - AirToken Project, current portion	5,011,926	(5,011,926)	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	(158,713)	—
Total Current Liabilities	7,517,837	(5,170,639)	2,347,198

Long-term liabilities:
Deferred revenue - AirToken Project, net of current portion	3,758,955	8,770,869	12,529,824
Deferred gain on issuance of AirTokens for services, net of current portion	119,043	277,747	396,790
Total liabilities	25,302,907	3,877,977	29,180,884

Stockholders' deficit:
Accumulated deficit	(16,372,712)	(3,877,976)	(20,250,668)
Total member's deficit attributable to Carrier EQ, LLC members	(15,143,435)	(3,877,976)	(19,021,411)
Total member's deficit	(15,144,147)	(3,877,977)	(19,022,124)
Total liabilities and stockholders' deficit	$10,158,760	$—	$10,158,760

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported three and nine months ended June 30, 2020 statements of operations and comprehensive loss are as follows:

	Three months ended			Nine months ended
	June 30, 2020 (unaudited)			June 30, 2020 (unaudited)
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Revenue	$1,172,718	(1,138,142)	$34,576	$3,702,510	(3,644,103)	$58,407

Cost of revenue	$—	(114,839)	$(114,839)	$—	(114,839)	$(114,839)

Other income:
Gain on AirToken issuance for services	$39,678	(39,678)	$—	$119,034	(119,034)	$—

Net Loss	$(4,829,920)	(1,292,659)	$(6,122,579)	$(12,889,479)	(3,877,976)	$(16,767,455)

Comprehensive net loss	$(4,709,319)	(1,292,659)	$(6,001,978)	$(11,770,104)	(3,877,976)	$(15,648,080)

The effects of these errors on the Company’s previously reported nine months ended June 30, 2020 statement of cash flows as follows:

	Nine Months Ended June 30, 2020 (unaudited)
	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,889,479)	(3,877,976)	$(16,767,455)

Gain on issuance of AirTokes for services	(119,034)	119,034	—
Deferred revenue - AirToken Project	(3,758,943)	3,758,942	(1)
Net cash used in operating activities	$(1,686,446)	$—	$(1,686,446)

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

Note 10 – Debt

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

Note 11 – Via Varejo Services Agreement and Convertible Notes

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
iv.	At any time, if the Company’s obligation under the Settlement Agreement exceeds $15,000,000 (as defined in Note 17); or
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

Note 12 - Simple Agreement for Future Equity

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

Note 13 - Preferred Stock

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

Note 14 - Common Stock

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

Note 15 - Stock Based Compensation

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

Note 16 - Concentrations

Accounts Payable

As of June 30, 2020, and September 30, 2019 the Company had approximately 85% and 86%, respectively, of its accounts payable balances held by its top five vendors. During each of these same aforementioned periods, the Company had one and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

Note 17 - Commitments and Contingencies

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

Note 18 - Income Taxes

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

Note 19 - Related Party Transaction

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

Note 20 - Subsequent Events

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

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2020 and September 30, 2019, the Company had cash and cash equivalents of $1,921,263 and $5,451,348, a working capital of $1,518,098 and a working capital deficit of $4,467,895, and total member’s deficit/stockholders’ deficit of $19,022,124 and $19,140,984. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

In September 2018, the Company entered into the Services Agreement and related convertible notes agreement with Via Varejo whereby the Company could receive up to $10,256,000 by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received the full $10,256,000 in cash and issued convertible notes for $2,500,000 on February 14, 2019, $3,500,000 on June 10, 2019, and $4,000,000 on September 6, 2019 under these agreements. See Note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the unaudited condensed consolidated interim financial statements appearing elsewhere in this Form 10-Q/A. Additionally, the Company started recognizing revenue in January 2020 from the Upfront Payment of $256,000 related to the Via Varejo Services Agreement. On May 21, 2020, the convertible notes in the aggregate principal amount of $10,000,000 were converted into 13,339,510 shares of the Company’s Common Stock.

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

	For the Three Months Ended June 30,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$34,576	$1,393	$33,183	2,382%
Cost of revenue	114,839	—	114,839	100%
Selling, general and administrative	6,212,797	2,761,818	3,450,979	125%
Operating expenses	6,327,636	2,761,818	3,565,818	129%
Loss from operations	(6,293,060)	(2,760,425)	(3,532,635)	128%
Other income, net	122,861	182,612	(59,571)	(33)%
Income tax benefit (expense)	47,620	(314)	47,934	15,266%
Net loss	$(6,122,579)	$(2,578,127)	$(3,544,452)	137%

Revenue

Revenue for the three months ended June 30, 2020 was $34,576 primarily from the Company’s payment services fees related to the regular business in Brazil. Additionally, revenue totaling $12 thousand was recognized from the Upfront Payment of $256 thousand related to the Via Varejo Services Agreement, and revenue totaling $3 thousand was recognized from the Program Agreement with Mastercard.

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

Cost of revenue

Cost of revenue expenses for the three months ended June 30, 2020 was $114,839, representing an increase of 100% compared to the $0 for the three months ended June 30, 2019. This expense was related to an write off of a prepaid expense balance related to the operational partners.

Other income, net

Other income, net for the three months ended June 30, 2020 and 2019 was $123 thousand and $183 thousand, respectively. The $59.7 thousand decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services due to a review over the estimated development period and the Company decided that it is no possible to determine a new estimate date for the conclusion of the AirToken project and ceased the amortization. Interest income increased by $116 thousand primarily due to interest earned from funds in interest bearing accounts.

Income tax benefit (expense)

Income tax benefit (expense) increased for the three months ended June 30, 2020 and 2019 was $47,620 and ($314), respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended June 30,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$58,407	$1,641	$56,766	3,459%
Cost of revenue	114,839	—	114,839	100%
Selling, general and administrative	16,989,307	6,318,270	10,671,037	169%
Operating expenses	17,104,146	6,319,349	10,784,797	171%
Loss from operations	(17,045,739)	(6,317,708)	(10,728,031)	170%
Other income, net	148,623	464,583	(315,960)	(68)%
Income tax benefit (expense)	129,661	(942)	130,603	13,864%
Net loss	$(16,767,455)	$(5,854,067)	$(10,913,388)	186%

Revenue

Revenue for the nine months ended June 30, 2020 was $58,407 primarily from the Company’s payment services fees related to the regular business in Brazil. Additionally, revenue totaling $25 thousand was recognized from the Upfront Payment of $256 thousand related to the Via Varejo Services Agreement, and revenue totaling $8 thousand was recognized from the Program Agreement with Mastercard.

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

Cost of revenue

Cost of revenue expenses for the nine months ended June 30, 2020 was $114,839, representing an increase of 100% compared to the $0 for the three months ended June 30, 2019. This expense was related to a write-off of a prepaid expense balance related to the operational partners.

Other income, net

Other income, net for the nine months ended June 30, 2020 and 2019 was $148.6 thousand and $0.5 million, respectively. The $0.3 million decrease in other income, net was primarily attributable to a decrease in the gain on AirTokens issued to vendors as compensation for services, which was due to the Company's conclusion that it was no longer possible to determine an estimated date for the completion of the AirToken project and thus ceased recognition of deferred gains as of September 30, 2019 .

Income tax benefit (expense)

Income tax benefit (expense) for the three months ended June 30, 2020 and 2019 was $129,661 and ($942), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit turned positive after improvement of $6.0 million, or 134%, to $1.5 million as of June 30, 2020 from a working capital deficit of $4.5 million as of September 30, 2019. The variance in working capital is related to a decrease in cash and cash equivalents and the AirToken refund liability, along with an increase in accounts payable, and accrued liabilities, offset by increases in restricted cash and deferred revenue related to the Mastercard Program Agreement.

We have historically experienced recurring losses and negative cash flows from operations. At June 30, 2020, we had a working capital of $1,518,098 which included cash and cash equivalents of $1,921,263. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	June 30, 2020 (as restated)	September 30, 2019	Change (as restated)
Current assets (including $824,746 of restricted cash at June 30, 2020)	$3,865,296	$6,388,510	$(2,523,214)
Current liabilities	2,347,198	10,856,405	(8,509,207)
Working capital deficit	$1,518,098	$(4,467,895)	$5,985,993

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At June 30, 2020, our principal source of liquidity was $1.9 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Nine Months Ended June 30,
	2020 (as restated)	2019

Net cash used in operating activities	$(1,686,446)	$(7,744,128)
Net cash used in investing activities	$(2,684,767)	$(838,641)
Net cash provided by financing activities	$2,109,384	$6,003,000

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2020 was $1,686,446. Cash was consumed from continuing operations by the loss of $16,767,455, non-cash items consisting primarily of amortization totaling $569,951, stock-based compensation totaling $325,582, additional stock-based compensation due to cancellation of stock options totaling $3,092,536, net of the reversal of accrued interest related to conversion of convertible notes of $104,856. Changes in other working capital accounts had a positive impact of $11,196,404 on cash, including deferred revenue – Mastercard Program Agreement of $11,962,899, offset by $3,227,499 in AirToken refund.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2020 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1.	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.2	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.3	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5

10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Call Exercise Notice	8-K	2/13/20	10.9
10.10	Side Letter Agreement dated May 21, 2020	8-K	5/28/20	10.10
10.11	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.12	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.12
10.13	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.13
10.14	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.15	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.15
10.16	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.16
10.17	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.18	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.18
10.19	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.19
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.21
10.22	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.22
10.23	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.24	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.24
10.25	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.25
10.26	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.27	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.27
10.28	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.28
10.29	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
10.30	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.30
10.31	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.31
10.32	Victor Santos Employee Agreement dated 05/21/20	8-K	5/28/20	10.32
10.33	Douglas Lopes Employee Agreement dated 05/21/20	8-K	5/28/20	10.33
10.34	Emanuel Moecklin Employee Agreement dated 05/21/20	8-K	5/28/20	10.34
10.35	Contribution Agreement	8-K	5/28/20	10.35
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	10-Q	8/14/20	31.1
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	10-Q	8/14/20	31.2
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	10-Q	8/14/20	32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	10-Q	8/14/20	32.2
101	The following financial information from the quarterly report on Form 10-Q/A of CarrierEQ, Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC.

Date: May 24, 2021	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial Officer)

