Form 10-K/A
period 2020-09-30
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission File Number: 000-56037

Carrier EQ, LLC
(Exact name of registrant as specified in charter)

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

i

EXPLANATORY NOTE

CarrierEQ, LLC d/b/a Airfox (the “Company”) is filing this Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from October 1, 2019 through September 30, 2020 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below. The correction involves only non-cash adjustments.

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

Based upon the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty. and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue and other income, an understatement of cost of revenue and an understatement of deferred revenue and deferred gain for the Restated Periods. The error described above was material to the Restated Periods and will be corrected in the restatements of the Company's financial statements for the Restated Periods.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications only to (i) “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) “Part II, Item 8. Financial Statements and Supplementary Data,” (iii) “Part II, Item 9A. Controls and Procedures,” and (iv) certain references to Notes To Consolidated Financial Statements, to reflect the restatement. Additionally, in accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Form 10-K/A filing which are contained in “Part IV, Item 15. Exhibits, Financial Statement Schedules, which is also amended to reflect the restatement.”

ii

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

●	Expected operating results, such as revenue growth and earnings.
●	Expectations of the effect on our financial condition of claims, litigation, contingent liabilities and governmental and regulatory investigations and proceedings.
●	Strategy for customer retention, growth, product development, market position, financial results and reserves.
●	Strategy for risk management.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Changes in consumer demand for, and acceptance of, our digital banking application.
●	Changes in consumer trust for blockchain technology and specifically our planned AirToken peer-to-peer lending platform, which will be built on the Ethereum blockchain.
●	The commercial feasibility and success of our planned Airfox peer-to-peer lending platform to be built on the blockchain and using AirTokens, including the effectiveness of our platform’s credit scoring models and our ability to maintain confidence in the operation of our platform.
●	The ability of borrowers to repay loans issued under the planned Airfox peer-to-peer lending platform which may be guaranteed by the Company.
●	The extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services.
●	Developments and changes in laws and regulations, including increased regulation of cryptocurrencies through legislative or regulatory action and revised rules and standards applied by the SEC and other regulators, whether in the U.S., Brazil or globally.
●	Our ability to fully integrate our Company as a wholly owned subsidiary of Via Varejo and the potential impact of the change in control of our Company.
●	The potential impact of any partnerships, strategic alliances or joint ventures or investments we may make.
●	Disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.
●	The occurrence of hostilities, political instability or catastrophic events.
●	The novel coronavirus ("COVID-19") and its potential impact on our business.
●	Such other factors as discussed in the section entitled "Risk Factors" in Item 1.A of this Form 10-K.

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

iii

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

We are also developing additional capabilities that expand the usability of banQi, including:

●	Prepaid Cards: We are currently developing capability to issue prepaid cards to banQi users to further expand our payments ecosystem. Using banQi, users will be able to transfer funds to their prepaid card in order to participate in transactions that require either a debit or credit card. However, unlike traditional debit and credit cards, our prepaid cardholders can qualify without a credit score and do not need to open a formal bank account. The debit card feature will make a user’s money even more accessible, allowing the user to make purchases in stores and online, and to withdraw cash from ATMs. The funds transferred from banQi will be held in an account managed by our licensed issuer, a regulated financial entity. We plan to charge a fee for ATM withdrawals and a percentage of the total payment volume (TPV) on our debit cards as revenue.

●	Point of Sale” Solutions: We plan to offer virtual point of sale (POS) capabilities within banQi. The planned virtual POS will be able to process transactions originated by a customer using their banQi app, as well as handle an array of debit and credit cards, including the Airfox prepaid card. We expect to generate revenue from our POS solutions by charging merchant transaction fees, which will vary depending on the type of transaction. This will occur via our closed-loop QR code system that bypasses traditional centralized card networks and reduces costs for the user and the merchant.

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

Key Growth Strategies and Industry Trends

Growth Strategy

We believe our banQi app and alternative credit scoring and lending application provides us with significant growth opportunity. Our ability to grow revenue associated with our banQi app and alternative credit scoring and lending application is affected by, among other things, consumer spending patterns, merchant and consumer adoption of virtual and electronic payment methods, the expansion of commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to virtual and electronic forms of payment, our share of the virtual and electronic payments market, the acceptance of cryptocurrency and associated regulatory developments, and our ability to innovate new methods of payment that merchants and consumers value. Our strategy to drive growth in our banQi app and alternative credit scoring and lending application includes the following:

●	Extending through strategic partnerships: by building strategic partnerships to acquire new customers and establish our role in the virtual and electronic payment processing and lending communities;

●	Growing our userbase: through expanding our customer base and scale, increasing our customers’ use of our products and services by better addressing their everyday needs related to accessing, managing and moving money and expanding the adoption of our solutions by new merchants and consumers;

●	Seeking new areas of growth: through new international markets, including other Latin American countries, and focusing on innovation both in the virtual and the physical world.

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

Via Varejo made the following payments to, or on behalf of, Airfox:

●	$256,000, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018.
●	$2,500,000, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on February 14, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, see note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).
●	$3,500,000, to be paid on June 15, 2019. This payment was received on June 10, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).
●	$4,000,000, to be paid upon issuance of a timetable, acceptable to Via Varejo, demonstrating that we will be able to accomplish the following: (a) the National Rollout Deliverables (as defined in the Services Agreement), and (b) the issuance of physical pre-paid debit cards), in exchange for a convertible note in the same amount to be issued by Airfox. This payment was received on September 6, 2019 and Airfox issued a convertible note (for more information on the terms and conditions of this convertible note, See note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report).
●	Cost, including expenses, taxes, salaries and wages, contributions, bonuses, severance fees and other liabilities or costs and expenses related to (i) supporting the customization, development and implementation of the VV Wallet Services; (ii) enabling the integration of Via Varejo’s current information environment with banQi, and (iii) providing Via Varejo operational launch services, as provided for in the Services Agreement. Via Varejo shall accept from Airfox additional promissory notes, as defined in the Services Agreement, for payment of submitted invoices by Via Varejo to Airfox for the reimbursement of payments made by Via Varejo for these costs.

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

For additional information on the Services Agreement, including information with regard to specific termination rights, See Note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

Brazilian Competitors

Airfox currently faces at least two types of competitors in Brazil, payment application providers and digital banks.

●	Payment Application Providers: In this category, our largest competitors in Brazil are RecargaPay, PicPay, Ame Digital, Celcoin, Neon and MercadoPago. These applications directly compete with our banQi app functionalities. All of these competitors allow for bill pay, boleto pay, mobile recharge, money transfer, and various deposit methods. Many of these competitors’ payment applications are targeted towards more affluent Brazilians.

●	Digital Banks: In this category, our largest competitors in Brazil are Nubank, Banco Inter, and PagBank. These digital banks are indirect competitors with Airfox, as they bring competitive technology but a much greater variety in features. As with any bank, this allows for easy means to pay boletos, transfer and save money. Many of these digital banks preposition savings accounts, credit/debit cards, and direct integrations with the Central Bank in Brazil.

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

Payment Schemes

A payment scheme, for Brazilian regulatory purposes, is the collection of rules and procedures that governs payment services provided to the public, with direct access by its end users (i.e. payors and receivers). In addition, such payment service must be accepted by more than one receiver in order to qualify as a payment scheme. The regulations applicable to payment schemes depend on certain features, such as the number of users and the annual cash value of transactions handled by the payment scheme:

●	Payment schemes that exceed certain thresholds are considered to form part of the SPB and are subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirement to obtain an authorization from the Brazilian Central Bank.

●	Payment schemes that operate below these thresholds are not considered to form part of the SPB and are therefore not subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirement to obtain an authorization from the Brazilian Central Bank, although they are required to report certain operational information to the Brazilian Central Bank on an annual basis.

●	Limited-purpose payment schemes are not considered to form part of the SPB and, therefore, are not subject to the legal and regulatory framework applicable to the payment industry in Brazil, including the requirements to obtain authorization from the Brazilian Central Bank or report certain operational information. Limited purpose payment schemes are those whose payment orders are: (a) accepted only at the network of merchants of the same business entity, even if the card is not issued by such business entity; (b) accepted only at the network of merchants that clearly display the same visual identity that of the issuer, such as franchisees and other merchants licensed to use the issuer’s brand; or (c) intended for payment of specific public utility services, such as public transport and public telecommunications.

●	Certain types of payment schemes have specific exemptions from the requirement to obtain authorization from the Brazilian Central Bank. This applies, for example, to payment schemes set up by governmental authorities, payment schemes set up by certain financial institutions, payment schemes aimed at granting benefits to natural persons due to employment relationships, and payment schemes set up by an authorized payment institution in which financial settlement of payment transactions are carried out exclusively using the book-transfer method.

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

Payment Institutions

A payment institution is defined as the legal entity that participates in one or more payment schemes and is dedicated to the execution of the remittance of funds to the receivers in payment schemes, among other activities. Specifically, based on applicable Brazilian payment regulations, payment institutions are entities that can be classified into one of the following three categories:

●	Issuers of electronic currency (prepaid payment instruments): these payment institutions manage prepaid payment accounts for cardholders or end-users. They carry out payment transactions using electronic currency deposited into such prepaid accounts and convert the deposits into physical or book-entry currency or vice versa.

●	Issuers of post-paid payment instruments (e.g. credit cards): these payment institutions manage payment accounts where the end-user intends to make payment on a post-paid basis. They carry out payment transactions using these post-paid accounts.

●	Acquirers: these payment institutions do not manage payment accounts but enable merchants to accept payment instruments issued by a payment institution or by a financial institution that participates in a payment scheme. They participate in the settlement process for payment transactions by receiving the payment from the card issuer and settling with the merchant.

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

The regulations applicable to payment institutions also cover “payment accounts” (contas de pagamento), which are the end-user accounts, in registered (i.e., book-entry) form, which are opened with payment institutions that are card issuers of prepaid or post-paid instruments and used for carrying out each payment transaction. Circular No. 3,860/13 classifies payment accounts into two types:

●	Prepaid payment accounts: where the funds have been deposited into the payment account in advance of the intended payment transaction; and

●	Post-paid payment accounts: where the payment transaction is intended to be performed regardless of whether or not funds have been deposited into the payment account in advance.

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

We have adopted the internal controls and procedures consistent with Brazilian AML laws, which are focused on:

●	identifying and knowing our clients;
●	checking the compatibility between the volume of funds of a client and such client’s economic and financial capacity;
●	checking the origin of funds;
●	carrying out a prior analysis of new products and services, under the perspective of money laundering prevention;
●	keeping records of all transactions;
●	reporting to COAF, within one business day and without informing the involved person or any third party, (i) any transaction exceeding the limit set by the competent authority and as required under applicable regulations; (ii) any transaction deemed to be suspicious, as required under applicable regulations; and (iii) at least once a year, whether or not suspicious transactions are verified, in order to certify the non-occurrence of transactions subject to reporting to COAF (negative report);
●	applying special attention to (i) unusual transactions or proposed transactions with no apparent economic or legal basis; (ii) clients and transactions for which the ultimate beneficial owner cannot be identified; and (iii) situations in which it is not possible to keep the clients’ identification records duly updated, among others;
●	offering anti-money laundering training for employees;
●	monitoring transactions and situations which could be considered suspicious for anti-money laundering purposes; and
●	ensuring that policies, procedures and internal controls are commensurate with the size and volume of transactions.

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

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;
●	reduced disclosure about our executive compensation arrangements;
●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Our Company was originally formed on January 19, 2016, and we have a limited operating history. We continue to incur operating losses and we have contingent liabilities of an undeterminable amount related to our settlement with the SEC regarding our 2017 ICO. At September 30, 2020 and 2019, we had $3.3 million and $5.5 million in cash and cash equivalents, a working capital deficit of $1.2 million and $4.5 million, and total member's deficit/stockholder's deficit of $19.3 million and $19.1 million, respectively. For the year ended September 30, 2020, we had a net loss of $21.3 million. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

Our Company was originally formed on January 19, 2016 and does not have a history of profitable operations. As a result, the Company’s registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. Continued operations are dependent on the Company’s ability to generate profitable operations. Furthermore, our Company has incurred a member’s deficit of $19.3 million from inception to September 30, 2020 and has not fully implemented its business plan. Additionally, we have liabilities of $0.2 million related to our SEC Settlement Agreement regarding our 2017 ICO and our rescission offer to ICO purchasers. We anticipate incurring additional significant losses before realizing any substantive revenues and we will require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If we are unable to obtain additional financing and eventually produce sufficient revenue, we may be forced to sell our assets, curtail or discontinue our operations or abandon development plans involving any future functional use of AirTokens.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

●	Establish product sales and marketing capabilities;
●	Establish and maintain markets for our services products;
●	Identify, attract, retain and motivate qualified personnel;
●	Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using digital asset and blockchain technologies;
●	Develop outside contractor relationships;
●	Maintain our reputation and build trust with customers;
●	Scale up from small initial operations to larger scale operations on a consistent basis;
●	Contract for or develop the internal skills needed to master larger operational scales; and
●	Sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

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

We are highly dependent on this Services Agreement for the development of our business plan. If we fail to perform our obligations thereunder or Via Varejo terminates or otherwise breaches the Services Agreement, our Company’s business could be adversely affected. For additional information on the Services Agreement, See note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K.

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

We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

●	Fluctuating demand for our existing and potential products, including the banQi app;
●	Announcements or implementation by our competitors of new products;
●	Amount and timing of our costs related to our marketing efforts or other initiatives;
●	Timing and amounts relating to the expansion of our operations;
●	Our ability to enter into, renegotiate or renew key agreements;

●	Timing and amounts relating to the expansion of our operations;
●	Developing regulations relating to digital assets and blockchain technology; or
●	Economic conditions specific to our industry, as well as general economic conditions

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

Additionally, we compete against a wide range of businesses, most of which are larger than we are, have a dominant and secure position in the market (both in Brazil and globally), or offer other products and services to customers that we do not offer. The lending and payments industry is rapidly changing, highly innovative and subject to substantial regulatory oversight. Our competitors offer a wide range of payment services, some of which are the same or similar to our existing and planned products, including businesses that provide customers with other means of payments, including:

●	Paper-based transactions;
●	Providers of traditional electronic payment methods, including credit and debit cards;

●	Payment networks which facilitate payments for credit card users;
●	Providers of “digital wallets” which offer customers the ability to pay online and/or in store through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment cards;
●	Providers of mobile payments solutions that use tokenized card data approaches and contactless payments (e.g. near field communication “NFC”) or host card emulation functionality to eliminate the need to swipe or insert a card or enter a personal identification number or password;
●	Providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number;
●	Money remitters;
●	Providers of card readers for mobile devices and of other point of sale and multi-channel technologies; and
●	Providers of virtual currencies and distributed ledger technologies.

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

We rely on third parties in many aspects of our business, which creates additional risk.

We rely on third parties in many aspects of our business, including:

●	Networks, banks, payment processors, and payment gateways that link us to the payment card and bank clearing networks to process transactions;
●	Third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and
●	Third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

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

The Brazilian federal government frequently exercises significant influence over the Brazilian economy and occasionally makes significant changes in policy and regulations. The Brazilian government’s actions to control inflation and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, foreign exchange rate controls, currency devaluations, capital controls and limits on imports. We have no control over and cannot predict what measures or policies the Brazilian government may take in the future. We may be harmed by changes in Brazilian government policies, as well as general economic factors, including, without limitation:

●	growth or downturn of the Brazilian economy;
●	interest rates and monetary policies;
●	exchange rates and currency fluctuations;
●	inflation;
●	liquidity of the domestic capital and lending markets;
●	import and export controls;
●	exchange controls and restrictions on remittances abroad;
●	modifications to laws and regulations according to political, social and economic interests;
●	fiscal policy and changes in tax laws;
●	economic, political and social instability;
●	labor and social security regulations;
●	energy and water shortages and rationing;
●	modification of laws and regulations applicable to cryptocurrency and electronic payments; and
●	other political, social and economic developments in or affecting Brazil.

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

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on our business plans related to any future use of AirTokens, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies and our related business plans include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;
●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;
●	The maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;
●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	General economic conditions and the regulatory environment relating to cryptocurrencies (whether in the U.S., Brazil or elsewhere); and
●	Negative consumer sentiment and perception of cryptocurrencies in general.

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

We are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and also see Note 17 - Commitments and Contingencies - Legal Proceedings in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020 and September 30, 2019, the Company had cash and cash equivalents of $3.3 million and $5.5 million, a working capital deficit of $1.2 million and $4.5 million, total member's deficit/stockholders' deficit of $19.3 million and $19.1 million, respectively. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company incurs costs and expenses associated with the development of the AirToken Project.

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

	For the Year Ending September 30,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$246,344	$1,749	$244,595	13,985%
Cost of revenue	114,839	—	114,839	—%
Selling, general and administrative	23,009,101	10,522,963	12,486,138	119%
Operating expenses	23,123,940	10,524,042	12,599,898	120%
Loss from operations	(22,877,596)	(10,522,293)	(12,355,303)	117%
Other income, net	1,353,193	210,315	1,142,878	543%
Income tax benefit	207,410	286,931	(79,521)	(28)%
Net loss	$(21,316,993)	$(10,025,047)	$(11,291,946)	113%

Revenue

Revenue for Fiscal 2020 was $0.2 million primarily from the Company’s payment services fees related to the regular business in Brazil. Additionally, revenue totaling $37.6 thousand was recognized from the Upfront Payment of $0.3 million and $57.0 thousand from transactional fees related to the Via Varejo Services Agreement, and revenue totaling $19.7 thousand was recognized from the Program Agreement with Mastercard.

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

Cost of revenue

Cost of revenue expenses for Fiscal 2020 was $114,839, representing an increase of 100% compared to the $0 for Fiscal 2019. This expense was related to a write-off of a prepaid expense balance related to the operational partners.

Digital Asset Impairment Charge

Digital Asset impairment charges of $1.1 thousand for Fiscal 2019 were recognized, as a result of declines in the fair value of the Digital Assets below their respective carrying values. There was no Digital Asset impairment for Fiscal 2020.

Other income, net

Other income, net for Fiscal 2020 and Fiscal 2019 was $1.3 million and $0.2 million, respectively. The increase in other income, net was primarily attributable to an increase in foreign currency transaction gain of $1.2 million. Interest income increased by $0.5 million primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for Fiscal 2020 and Fiscal 2019 was $0.2 million and $0.3 million, respectively.

Summary of Cash Flows Fiscal 2020 and Fiscal 2019

	For the Year Ended September 30,		Change
	2020 (as restated)	2019	Dollars
Net cash used in operating activities	$(5,792,775)	$(10,745,515)	$4,952,740
Net cash used in investing activities	$(3,392,979)	$(1,824,419)	$(1,568,560)
Net cash provided by financing activities	$7,581,508	$10,003,000	$(2,421,492)

Operating Activities

Net cash used in operating activities was $5.8 million for Fiscal 2020. Cash was consumed from operations by the loss of $21.3 million, non-cash items consisting primarily of amortization totaling $0.8 million, stock-based compensation totaling $0.3 million, additional stock-based compensation due to cancellation of stock options totaling $3.1 million, net of the reversal of accrued interest related to conversion of convertible notes of $0.1 million. Changes in other working capital accounts had a positive impact of $6.4 million on cash, including deferred revenue – Mastercard Program Agreement of $11.5 million, offset by $3.1 million in AirToken refund liability.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	September 30, 2020 (as restated)	September 30, 2019	Change Dollars (as restated)	Change Percentage (as restated)
Current assets	$5,530,443	$6,388,510	$(858,067)	(13)%
Current liabilities	6,749,448	10,856,405	(4,106,957)	(38)%
Working capital deficit	$(1,219,005)	$(4,467,895)	$3,248,890	(73)%

We have experienced recurring losses and negative cash flows from operations. At September 30, 2020 and 2019, we had a working capital deficit of $1.2 million and $4.5 million, respectively. The Company had cash and cash equivalents of $3.3 million and $5.5 million as of September 30, 2020 and 2019, respectively.

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

●	Entering into a Services Agreement and related convertible notes agreements with Via Varejo (See note 11 to the consolidated financial statements) whereby the Company has received $10 million by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10.3 million in cash and issued convertible notes totaling $10 million which were converted into common stock on May 21, 2020 (See note 11).
●	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Airfox platform as a source of distribution of their products.
●	Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65 million (approximately $16 million in December 2019) (See Note 4).
●	Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10 million (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10.2 million (approximately $2.5 million USD).

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

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens toward the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recognition of deferred gains ceased on September 30, 2019. Refer to Note 17 for further information on the rescission offer.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K/A Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K/A Report.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2020 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

Lastly, we did not implement appropriate general information technology controls as the Company did not maintain effective logical access and program change controls over our third-party systems, including the general ledger system.

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

●	We retained full-time accounting staff over the course of the 2019. We started 2019 with 2 accountants and utilized an accounting and financial reporting advisory firm. As of 09/30/2020 our internal full-time accounting team is 10 accountants with requisite experience to oversee the accounting function and with implementing and enhancing our internal controls over financial reporting. As we secure additional working capital, we will create additional positions in order to increase our personnel resources and technical accounting expertise within the accounting function.
●	We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.
●	We will reevaluate the AirToken Project in order analyze its future, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place.

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

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Sole Manager, Lake Niassa, currently serves, in that capacity This is due to our development stage and small executive management team. We will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission due to our smaller size, limited revenues and the fact that none of our securities currently trade on any exchange or other trading medium.

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

Change in Control

Victor Santos/ Douglas Lopes/ Emanuel Moecklin

As a result of the change in control of our Company pursuant to the conversion of the Notes we issued to Via Varejo, which occurred on May 21, 2020, with respect to:

●	Mr. Santos, he was subject to a call option whereby Lake Niassa purchased 4,512,828 shares of Mr. Santos’s common stock.
●	Mr. Lopes, all 260,021 of his options became fully vested and upon exercise, all 260,021 shares were purchased by Lake Niassa.
●	Mr. Moecklin, all 481,828 of his options became fully vested and upon exercise, all 481,828 shares were purchased by Lake Niassa.

For additional information on the Call Exercise Notice and Business Combination, See note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

As a result of the change in control of our Company pursuant to the conversion of the Notes we issued to Via Varejo, which occurred on May 21, 2020, such person’s options became fully vested and upon exercise, all such shares were purchased by Lake Niassa. For additional information on the Call Exercise Notice and Business Combination, See note 11 – Via Varejo Services Agreement and Convertible Notes in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K/A Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2020 and 2019
Consolidated Statements of Member’s and Stockholders’ Deficit for the Years Ended September 30, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019
Notes to Consolidated Financial Statements

(b)	The following exhibits are filed as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.2	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.1
4.3	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4

10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Call Exercise Notice	8-K	2/13/20	10.9
10.10	Side Letter Agreement dated May 21, 2020	8-K	5/28/20	10.10
10.11	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.12	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.12
10.13	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.13
10.14	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.15	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.15
10.16	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.16
10.17	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.18	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.18
10.19	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.19
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.21
10.22	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.22
10.23	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.24	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.24
10.25	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.25
10.26	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.27	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.27
10.28	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.28
10.29	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
10.30	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.30
10.31	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.31
10.32	Victor Santos Employee Agreement dated 05/21/20	8-K	5/28/20	10.32
10.33	Douglas Lopes Employee Agreement dated 05/21/20	8-K	5/28/20	10.33
10.34	Emanuel Moecklin Employee Agreement dated 05/21/20	8-K	5/28/20	10.34
10.35	Contribution Agreement	8-K	5/28/20	10.35
10.34	Via Varejo Loan Agreement re: 11/1/19 loan	10-K	1/15/20	10.7
10.35*	Program Agreement between Mastercard Brasil, Airfox Brazil and Via Varejo	8-K	12/26/19	10.1
10.36	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2
10.37	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.38	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.39	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
14.1	Code of Ethics and Conduct	10-K	1/8/21	14.1
21.1	List of Subsidiaries	10-K	1/8/21	21.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	10-K	1/8/21	31.1
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	10-K	1/8/21	31.2
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	10-K	1/8/21	32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	10-K	1/8/21	32.2
99.1	Amended and Restated Airfox Airtoken Creation Event Terms & Conditions	10/A	5/9/19	99.2
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K/A				Furnished

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

Date: May 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor Santos	Chief Strategy Officer, Principal Executive Officer	May 24, 2021
Victor Santos

/s/ Douglas de Carvalho Lopes	Chief Financial Operating Officer, Principal Financial Officer	May 24, 2021
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

Restatement of consolidated financial statements

As discussed in Note 4 to the consolidated financial statements, the accompanying September 30, 2020 consolidated financial statements have been restated to correct misstatements.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2019

Blue Bell, PA

January 8, 2021(except for Note 18 and the effects of the restatement described in Note 4, to which the date is May 24, 2021)

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (as restated)	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,272,664	$5,451,348
Short-term investments	—	100,576
Accounts receivable, net	857,901	15,836
Prepaid expenses and other current assets	1,399,878	819,358
Digital assets	—	1,392
Total current assets	5,530,443	6,388,510

Non-current assets:
Intangibles, net	4,325,105	1,773,312
Property and equipment, net	3,790	1,077
Security deposits	338,386	1,548,396
Lease right of use assets	1,979,658	—
Due from related party	1,400,000	—
Other assets	130,664	—
Total non-current assets	8,177,603	3,322,785
Total assets	$13,708,046	$9,711,295

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (as restated)	September 30, 2019
LIABILITIES AND MEMBER'S AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$301,003	$821,612
Accrued liabilities	4,261,009	1,385,095
Deferred revenue - AirToken Project, current portion	—	5,011,926
Other deferred revenue, current portion	58,283	237,111
AirToken refund liability	163,561	3,241,948
Deferred gain on issuance of AirTokens for Services, current portion	—	158,713
Lease liability, current portion	393,468	—
Due to related party	1,572,124	—
Total current liabilities	6,749,448	10,856,405

Long-term liabilities:
Simple agreement for future equity	—	239,899
Convertible note payable - long-term portion	—	10,000,000
Deferred revenue - Mastercard Program Agreement	11,520,725	—
Deferred gain on issuance of AirTokens for Services, net of current portion	396,790	238,077
Lease liability, net of current portion	1,758,196	—
Deferred revenue - AirToken Project, net of current portion	12,529,824	7,517,898
Other deferred revenue, net of current portion	81,620	—
Total liabilities	33,036,603	28,852,279

Commitments and contingencies (Note 17)

Member's and stockholders' deficit:
CarrierEQ, Inc. stockholders' deficit:
Convertible Preferred stock; Series One; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 2,678,861 shares authorized; 2,652,072 shares issued and outstanding as of September 30, 2019	—	27
Convertible Preferred stock; Series One A; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 1,046,147 shares authorized; 1,046,147 shares issued and outstanding as of September 30, 2019	—	11
Common stock; par value $0.00001; 0 shares authorized; 0 shares issued and outstanding as of September 30, 2020; 70,000,000 shares authorized; 7,728,821 shares issued and 6,813,928 shares outstanding as of September 30, 2019	—	78
Treasury stock, at cost, 0 as of September 30, 2020, 914,893 as of September 30, 2019	—	(240,005)
Additional paid-in capital	—	2,014,658
Accumulated deficit	—	(21,025,864)
Accumulated other comprehensive loss	—	110,363
Total stockholders' deficit attributable to CarrierEQ, Inc. stockholders	—	(19,140,732)
Non-controlling interest in subsidiary	—	(252)
Total stockholders' deficit	—	(19,140,984)
Carrier EQ, LLC member's deficit:
Member's deficit; 1,227,635 limited liability company units outstanding as of September 30, 2020; 0 units outstanding as of September 30, 2019	(20,899,904)	—
Accumulated other comprehensive income	1,572,382	—
Total member's deficit attributable to Carrier EQ, LLC member	(19,327,522)	—
Non-controlling interest in subsidiary	(1,035)	—
Total member's deficit	(19,328,557)	—
Total liabilities and member's and stockholders' deficit	$13,708,046	$9,711,295

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2020 (as restated)	2019

Revenue	$246,344	$1,749

Operating expenses:
Cost of revenue	114,839	—
Selling, general and administrative	23,009,101	10,522,963
Impairment of digital assets	—	1,079
Total operating expenses	23,123,940	10,524,042

Loss from operations	(22,877,596)	(10,522,293)

Other (expense) income:
Realized loss on sale of digital assets	(1,392)	(90,940)
Foreign currency transaction gain	1,221,235	—
Gain on AirToken issuance for services	—	657,514
Interest income (expense), net	133,350	(356,259)
Other income, net	1,353,193	210,315

Loss before income taxes	(21,524,403)	(10,311,978)

Income tax benefit	207,410	286,931

Net loss	(21,316,993)	(10,025,047)
Net loss attributable to non-controlling interest	783	250
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(21,316,210)	(10,024,797)
Other comprehensive income
Foreign currency translation adjustment	1,462,019	110,665
Total comprehensive loss	$(19,854,191)	$(9,914,132)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ, INC.									CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit

Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	—	—	—	—	$(19,140,984)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	239,899
Stock compensation related to accelerated vesting options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	114,979
Capital contributions - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,821,004	—	5,821,004
Stock based compensation	—	—	—	—	—	—	—	—	210,603	—	—	—	—	—	—	—	210,603
Options exercised	—	—	—	—	939,141	9	—	—	188,371	—	—	—	—	—	—	—	188,380
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(461)	—	—	—	—	(322)	(783)
Retirement of treasury stock		—		—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,644,371)	—	—	(10,671,839)	—	(21,316,210)
Foreign currency translation	—	—	—	—	—	—	—	—	—	998,269	—	—	463,750	—	—	—	1,462,019
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of common stock to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	31,670,235	1,108,632	1,277,635	(19,380,324)	(713)	—
Balance at September 30, 2020 (as restated)	—	—	—	—	—	—	—	—	—	—	—	—	$1,572,382	1,277,635	$(20,899,904)	$(1,035)	$(19,328,557)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S AND STOCKHOLDERS’ DEFICIT

	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance at September 30, 2018	2,652,072	$27	1,046,147	$11	6,745,595	$76	914,893	$(240,005)	$1,884,566	$(302)	$(2)	$(11,001,067)	$(9,356,696)
Stock based compensation	—	—	—	—	—	—	—	—	104,343	—	—	—	104,343
Common stock issued in exchange for services	—	—	—	—	35,000	1	—	—	22,750.00	—	—	—	22,751
Options exercised	—	—	—	—	33,333	1	—	—	2,999.00	—	—	—	3,000
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,024,797)	(10,024,797)
Foreign currency translation	—	—	—	—	—	—	—	—	—	110,665	—	—	110,665
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$(19,140,984)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020 (as restated)	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,316,993)	$(10,025,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	838,473	123,260
Additional stock based compensation due to cancellation of stock options	3,092,536	—
Stock based compensation	325,582	104,343
Common stock issued in exchange for services	—	22,751
Impairment of digital assets	—	1,079
Reversal of accrued interest related to conversion of convertible notes	(104,856)
Realized loss on sale of digital assets	1,398	90,940
Gain on issuance of AirToken for services	—	(657,523)
Changes in Assets and Liabilities:
Accounts receivable	(842,065)	242,539
Prepaid expenses and other current and long-term assets	664,671	(1,752,095)
Accounts payable	(520,609)	447,371
Accrued liabilities and other current liabilities	4,987,145	287,372
Operating lease right of use assets and liabilities	136,825	—
Deferred revenue - AirToken Project	—	—
Deferred revenue - Mastercard Program Agreement	11,520,725	—
Other deferred revenue	(97,208)	—
Due from related party	(1,400,000)	—
AirToken refund liability	(3,078,387)	369,495
Net cash used in operating activities	(5,792,775)	(10,745,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(100,576)
Purchase of property and equipment	(2,713)	(1,077)
Acquisition of intangible assets	(3,390,266)	(1,722,766)
Net cash used in investing activities	(3,392,979)	(1,824,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions - Via Varejo	5,821,004	—
Proceeds from Paycheck, Protection, and Program loan	537,732	—
Payment of principal from Paycheck, Protection, and Program loan	(537,732)	—
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	3,331,255	—
Payment to Option Holders due to cancellation of stock options	(3,331,255)	—
Proceeds from related party	1,572,124	—
Proceeds from convertible notes	—	10,000,000
Proceeds from exercise of options	188,380	3,000
Net cash provided by financing activities	7,581,508	10,003,000

Effect of exchange rate changes on cash and cash equivalents	(574,438)	(870)

Net decrease in cash and cash equivalents	(2,178,684)	(2,567,804)

Cash and cash equivalents, beginning of year	5,451,348	8,019,152

Cash and cash equivalents, end of year	$3,272,664	$5,451,348

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020, the Company had cash and cash equivalents of $3.3 million, a working capital deficit of $1.2 million, and total member's deficit of $19.3 million. The Company is obligated to refund the remaining amounts of claims related to the AirToken Project when valid claims are finalized. As of September 30, 2020, the amount that was not paid was approximately $0.2 million. Additionally, the Company may be subject to other legal liabilities (see Note 17).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.	Entering into a Services Agreement and related convertible notes agreements with Via Varejo (see note 11 to the consolidated financial statements) whereby the Company has received $10 million by issuing convertible notes in connection with the Company’s software design and development services provided to Via Varejo. The Company has received $10.3 million in cash and issued convertible notes totaling $10 million which were converted into common stock on May 21, 2020 (See note 11).

2.	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Company platform as a source of distribution of their products.

3.	Entering into a Program Agreement on June 12, 2019 by and among (i) Airfox Brazil (ii) Via Varejo, and (iii) Mastercard Brasil, whereby on December 16, 2019 the Company received an incentive prepayment totaling R$65 million (approximately $16 million in December 2019) (See Note 5).

4.	Entering into a Loan Agreement with Via Varejo (the “Lender”) on October 31, 2019 whereby the Company borrowed R$10 million (approximately $2.5 million USD) from Via Varejo. Principal plus interest is payable at the maturity date and matures 181 days from the date the Loan Agreement was executed. The loan was repaid in full on December 17, 2019 in the amount of R$10.2 million (approximately $2.5 million USD).

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

Security Deposits

As of September 30, 2020, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement (See note 11) to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

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

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recogniziton of deferred gains ceased on September 30, 2019. Refer to Note 17 for further information on the rescission offer.

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

All stock-based compensation costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. All stock-based compensation awards were cancelled pursuant to the Transactions which occurred on May 21, 2020 (see note 11).

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated annual financial statements for the year ended September 30, 2020 that were originally presented in a Form 10-K filed on January 8, 2021. The nature and impact of these adjustments are described below and detailed in the tables below.

The Company identified an error in the presentation of the recognized revenue associated with the AirToken Project. The management reviewed the methodology used to estimate the March 2022 completion date for the AirToken project, which, commencing on October 1, 2019, is the date used to calculate the amount of deferred revenue from the Initial Coin Offering ("ICO Revenue") to be recognized as revenue in the Company's financial statements and is also the date used to calculate the amount of deferred gain on AirTokens issued for services ("AirToken Gains") to be recognized as other income in the Company's financial statements. The AirToken project involves various milestones that can be difficult to forecast. Over time, the achievement of some milestones were determined to be much more difficult than originally projected. Upon the review of the methodology used to estimate the March 2022 completion date, the Company realized that the methodology should have been weighted more heavily on the fact that the completion date is highly dependent on the future rules and approvals from regulatory authorities, such as the Securities and Exchange Commission ("SEC") These issues are out of the Company's control and thus it is very difficult to estimate when/if these issues might be resolved. These regulatory and license concerns are hindering the Company from further developing the Airtoken project and launching it to the public. Although the Company has advanced in many fronts toward the development of the Airtoken project, there are also business obstacles regarding scaling the loan product and making it profitable with our own capital first before opening it to additional third party lenders. Due to the situation aforementioned, the Company is analyzing the future of the Airtoken project, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place”.

Based on the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue of $4.9 million, other income of $ 159.0 thousand and an understatement of cost of revenue of $115.0 thousand for the year ended September 30, 2020 and an understatement of deferred revenue of $5.012 million and deferred gain of $ 159.0 thousand for the year ended September 30, 2020.

The effects of these errors on the Company’s previously reported balance sheet are as follows:

	September 30, 2020 (audited)
	As reported	Adjustments	As restated
Total assets	$13,708,046	$—	$13,708,046

Current liabilities
Deferred revenue - AirToken Project, current portion	5,011,932	(5,011,932)	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	(158,713)	—
Total Current Liabilities	11,920,093	(5,170,645)	6,749,448

Long-term liabilities
Deferred revenue - AirToken Project, net of current portion	2,505,966	10,023,858	12,529,824
Deferred gain on issuance of AirTokens for services, net of current portion	79,365	317,425	396,790
Total liabilities	27,865,965	5,170,638	33,036,603

Member’s deficit:
Member's deficit; 1,227,635 limited liability company units outstanding	(15,729,266)	(5,107,638)	(20,899,904)
Member's deficit
Total member's deficit attributable to Carrier EQ, LLC member	(14,156,884)	(5,170,638)	(19,327,522)
Total member's' deficit	(14,157,919)	(5,170,638)	(19,328,557)
Total liabilities and member's and stockholders' deficit	$13,708,046	$—	$13,708,046

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of these errors on the Company’s previously reported year ended September 30, 2020 statements of operations and comprehensive loss are as follows:

	Year ended
	September 30, 2020 (audited)
	As reported	Adjustments	As restated
Revenue	$5,143,430	(4,897,086)	$246,344

Cost of revenue	$—	(114,839)	$(114,839)

Other income:
Gain on AirToken issuance for services	$158,713	(158,713)	$—

Net Loss	$(16,146,355)	(5,170,638)	$(21,316,993)

Comprehensive net loss	$(14,683,553)	(5,170,638)	$(19,854,191)

The effects of these errors on the Company’s previously reported year ended September 30, 2020 statement of cash flows as follows:

	Years Ended September 30, 2020 (audited)
	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,146,355)	(5,170,638)	$(21,316,995)

Gain on issuance of AirTokes for services	(158,712)	158,712	—
Deferred revenue - AirToken Project	(5,011,932)	5,011,932	—
Net cash used in operating activities	$(5,792,775)	$—	$(5,792,775)

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

Note 9 - Accrued liabilities

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

The Client will make the following payments to the Company:

●	$0.3 million, non-refundable, to be paid within thirty days of the date of the Services Agreement. This payment was received on December 14, 2018, and the Company has recognized $37 thousand and $0 of the revenue for the years ended September 30, 2020 and 2019, respectively.
●	$2.5 million, to be paid upon completion of Phase 1, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on February 14, 2019 and the Company issued a Convertible Note (defined below).
●	$3.5 million, to be paid upon completion of Phase 2, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on June 10, 2019 and the Company issued a convertible note.
●	$4 million, to be paid upon completion, as defined, of Phase 3, in exchange for a convertible note in the same amount to be issued by the Company. This payment was received on September 6, 2019 and the Company issued a convertible note.

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
iv.	At any time, if the Company’s obligation under the Settlement Agreement exceeds $15 million (as defined in Note 17); or
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

Note 15 - Stock Based Compensation

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

Note 16 – Concentrations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020 and 2019, the Company had net operating loss carryforwards of approximately $14.1 million and $38.8 million respectively. The net operating loss carryforwards included the following components:

	Year Ended September 30, 2020 (as restated)	Year Ended September 30, 2019
Federal	$(2,328,359)	$(18,275,553)
Massachusetts	(2,328,359)	(18,010,086)
Brazil	(9,435,239)	(2,499,323)
Net operating loss carryforwards	$(14,091,957)	$(38,784,962)

A benefit for income taxes of $0.2 million and $0.3 million has been recognized for the years ended September 30, 2020 and 2019, respectively. The Company's loss before provision for income taxes for the years ended September 30, 2020 and 2019 was as follows:

	Year Ended September 30, 2020 (as restated)	Year Ended September 30, 2019
Domestic	$(13,699,249)	$(7,812,655)
Foreign	(7,825,154)	(2,499,323)
Loss before income taxes	$(21,524,403)	$(10,311,978)

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the (provision) benefit for income taxes for the years ended September 30, 2020 and 2019 consisted of the following:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Federal	$207,866	$289,685
State	(456)	(1,256)
Foreign	—	(1,498)
Benefit for income taxes	$207,410	$286,931

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consist of the following:

	September 30,
	2020 (as restated)	2019
Tax computed at statutory federal income tax rate	21.0%	21.0%
At statutory rate	$4,520,125	$4,223,929
State taxes	865,793	1,439,551
Foreign taxes	234,755	—
Federal valuation allowance	(644,621)	(3,601,825)
Foreign valuation allowance	386,420	(563,698)
State valuation allowance	(319,548)	(1,492,914)
Tax credits	(254,678)	440,798
Stock based compensation	—	15,798
Amortization in excess of tax	(100,777)	(466,426)
Expiration of net operating losses	(5,278,673)	—
Revenue recognition temporary difference	—	292,704
Other	(798,614)	(986)
Income tax benefit	$207,410	$286,931

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	September 30,
	2020 (as restated)	2019
Deferred tax assets:
Net operating loss carryovers	$2,939,681	$5,664,736
Other	4,011,375	837,917
Total deferred tax assets	$6,951,056	$6,502,653
Less valuation allowance	(6,455,003)	(6,214,466)
Deferred tax asset, net of valuation allowance	$496,053	$288,187

The Company has determined, based upon available evidence, that it is more likely than not that the majority of the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against all components of the deferred tax asset other than the Company’s refundable research and development (R&D) Federal tax credits of $0.5 million as of September 30, 2020 and $0.3 million as of September 30, 2019. Based on this analysis, the Company determined that a valuation allowance of $6.5 million was required as of September 30, 2020, resulting in $0.5 million in net deferred tax asset and a valuation allowance of $6.2 million as of September 30, 2019, resulting in a net deferred tax asset of $0.3 million. The Company anticipates receiving the full value of this refundable tax credit during the fiscal year ending September 30, 2021. However, the receipt of the payments for the refundable tax credit are primarily dependent on the processing timeline at the Internal Revenue Service, for which the Company has no control.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19 – Related Party Transaction

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

