Form 10-Q/A
period 2020-12-31
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

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

EXPLANATORY NOTE

CarrierEQ, LLC d/b/a Airfox (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the three months ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures for the period from October 1, 2020 through December 31, 2020 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below. The correction involves only non-cash adjustments.

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

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (unaudited)	September 30, 2020 (audited)
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,703,419	$3,272,664
Accounts receivable, net of allowance for doubtful accounts of $73,629 and $0 at December 31, 2020 and September 30, 2020, respectively	754,872	857,901
Prepaid expenses and other current assets	1,058,687	1,399,878
Total current assets	6,516,978	5,530,443

Non-current assets:
Intangibles, net	4,588,760	4,325,105
Property and equipment, net	3,551	3,790
Security deposits	328,940	338,386
Lease right of use assets	1,872,558	1,979,658
Due from related party	—	1,400,000
Other assets	—	130,664
Total non-current assets	6,793,809	8,177,603
Total assets	$13,310,787	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$60,648	$301,003
Accrued liabilities	7,505,959	4,261,009
Other deferred revenue, current portion	63,322	58,283
AirToken refund liability	163,561	163,561
Lease liability, current portion	342,880	393,468
Due to related party	4,488,131	1,572,124
Total current liabilities	12,624,501	6,749,448

Long-term liabilities:
Deferred revenue - Mastercard Program Agreement	12,767,233	11,520,725
Deferred gain on issuance of AirTokens for Services, net of current portion	396,790	396,790
Lease liability, net of current portion	1,706,459	1,758,196
Deferred revenue - AirToken Project, net of current portion	12,529,824	12,529,824
Other deferred revenue, net of current portion	75,879	81,620
Total liabilities	40,100,686	33,036,603

Commitments and contingencies (Note 13)

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of December 31, 2020 and September 30, 2020	(27,799,291)	(20,899,904)
Accumulated other comprehensive income	1,010,870	1,572,382
Total member's deficit attributable to Carrier EQ, LLC members	(26,788,421)	(19,327,522)
Non-controlling interest in subsidiary	(1,478)	(1,035)
Total member's deficit	(26,789,899)	(19,328,557)
Total liabilities and member's deficit	$13,310,787	$13,708,046

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31,
	2020 (as restated)	2019

Revenue	$367,401	$1,762

Operating expenses:
Selling, general and administrative	7,138,651	5,206,039
Total operating expenses	7,138,651	5,206,039

Loss from operations	(6,771,250)	(5,204,277)

Other (expense) income:
Realized loss on sale of digital assets	—	(1,392)
Foreign currency transaction loss	(388,383)	—
Interest income (expense), net	145,770	(32,900)
Other (expense) income, net	(242,613)	(34,292)

Loss before income taxes	(7,013,863)	(5,238,569)

Income tax benefit	114,033	46,631

Net loss	(6,899,830)	(5,191,938)
Net loss attributable to non-controlling interest	443	248
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(6,899,387)	(5,191,690)
Other comprehensive income
Foreign currency translation adjustment	(561,512)	(101,576)
Total comprehensive loss	$(7,460,899)	$(5,293,266)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIER EQ LLC
	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2020 (audited)	$1,572,382	1,277,635	$(20,899,904)	$(1,035)	$(19,328,557)
Noncontrolling interest	—	—	—	(443)	(443)
Net loss	—	—	(6,899,387)	—	(6,899,387)
Foreign currency translation	(561,512)	—	—	—	(561,512)
Balance at December 31, 2020 (unaudited) as restated	$1,010,870	1,277,635	$(27,799,291)	$(1,478)	$(26,789,899)

	CARRIEREQ, INC.
	Preferred Stock		Preferred Stock							Accumulated
	(Series One)		(Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Total Deficit
Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	(5,191,690)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$(24,357,987)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2020 (as restated)	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,899,830)	$(5,191,938)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	472,939	36,757
Bad debt expense	73,629	—
Stock based compensation	5,348	42,588
Realized loss on sale of digital assets	—	1,392
Changes in Assets and Liabilities:
Accounts receivable	29,400	13,956
Prepaid expenses and other current and long-term assets	481,301	(103,795)
Accounts payable	(240,355)	926,837
Accrued liabilities and other current liabilities	2,378,365	159,083
Operating lease right of use assets and liabilities	4,775	40,429
Deferred revenue - Mastercard Program Agreement	1,246,508	16,092,700
Other deferred revenue	(702)	—
Due from related party	1,400,000	—
AirToken refund liability	—	(2,655,655)
Net cash (used in) provided by operating activities	(1,048,622)	9,362,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment	239	(3,632)
Acquisition of intangible assets	(736,594)	(1,336,984)
Net cash used in investing activities	(736,355)	(1,340,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	2,916,007	—
Proceeds from exercise of options	—	33,923
Net cash provided by financing activities	2,916,007	33,923

Effect of exchange rate changes on cash and cash equivalents	299,725	70,770

Net increase in cash and cash equivalents	1,430,755	8,126,431

Cash and cash equivalents, beginning of period	3,272,664	5,451,348

Cash and cash equivalents, end of period	$4,703,419	$13,577,779

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2020, the Company had cash and cash equivalents of $4.7 million, a working capital deficit of $6.1 million, and total member's deficit of $26.8 million. The Company is obligated to refund the remaining amounts of claims related to the AirToken Project when valid claims are finalized. As of December 31, 2020, the amount that was not paid was approximately $0.2 million. Additionally, the Company may be subject to other legal liabilities (see Note 13).

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

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of December 31, 2020, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens. Refer to Note 13 for further information on the rescission offer.

The Company will recognize the remaining proceeds of $12.5 million over the remaining estimated development period of the AirToken Project, on a straight-line basis, until its completion. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and no revenue has been recognized from the AirToken Project.

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

Deferred gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project are accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value, and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring AirTokens towards the development of the AirToken Project (representing a Level 3 non-recurring measurement). The deferred gain will be recognized on a straight-line basis over the estimated development period of the AirToken Project as this represents the best depiction of the measure of progress towards the development of the AirToken Project. The Company will recognize the gain in Other Income beginning October 2017 through the estimated development period of the AirToken Project. Currently, the Company is not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project is currently on hold and recognition of deferred gains ceased on September 30, 2019. Refer to Note 13 for further information on the rescission offer.

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

Note 4 – Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated interim financial statements for December 31, 2020 that were originally presented in a Form 10-Q filed on February 16, 2021. The nature and impact of these adjustments are described below and detailed in the tables below.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Based upon the factors mentioned above, the Company reevaluated the methodology used to arrive at an estimated March 2022 completion date for the AirToken project was faulty and that since the completion date is highly dependent on milestones that are out of the Company's control, the Company is not able to accurately estimate an accurate completion date and thus, should have ceased recognizing any ICO Revenue and AirToken Gains starting on October 1, 2019. Based on Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, the Company deemed this issue to be a correction of an error, resulting in the overstatement of revenue of $1.3 million and other income of $39.7 thousand for the three months ended December 31, 2020. It also resulted in an understatement of deferred revenue of $6.3 million and deferred gain of $198.4 thousand for the period ended December 31, 2020.

The effects of these errors on the Company’s previously reported balance sheet are as follows:

	December 31, 2020 (unaudited)
	As reported	Adjustments	As restated
Total assets	$13,310,787	$—	$13,310,787

Current liabilities:
Deferred revenue - AirToken Project, current portion	5,011,932	(5,011,932)	—
Deferred gain on issuance of AirTokens for services, current portion	158,713	(158,713)	—
Total Current Liabilities	17,795,146	(5,170,645)	12,624,501

Long-term liabilities:
Deferred revenue - AirToken Project, net of current portion	1,252,983	11,276,841	12,529,824
Deferred gain on issuance of AirTokens for services, net of current portion	39,687	357,103	396,790
Total liabilities	33,637,387	6,463,299	40,100,686

Stockholders' deficit:
Accumulated deficit	(21,335,992)	(6,463,299)	(27,799,291)
Total member's deficit attributable to Carrier EQ, LLC members	(20,325,122)	(6,463,299)	(26,788,421)
Total stockholders' deficit	(20,326,600)	(6,463,299)	(26,789,899)
Total liabilities and stockholders' deficit	$13,310,787	$—	$13,310,787

The effects of these errors on the Company’s previously reported three months ended December 31, 2020 statements of operations and comprehensive loss are as follows:

	Three months ended
	December 31, 2020 (unaudited)
	As reported	Adjustments	As restated
Revenue	$1,620,383	(1,252,982)	$367,401

Other income:
Gain on AirToken issuance for services	$39,679	(39,679)	$—

Net Loss	$(5,607,169)	(1,292,661)	$(6,899,830)

Comprehensive net loss	$(6,168,238)	(1,292,662)	$(7,460,900)

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects of these errors on the Company’s previously reported three months ended December 31, 2020 statement of cash flows as follows:

	Three Months Ended December 31, 2020 (unaudited)
	As reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,607,169)	(1,292,661)	$(6,899,830)

Gain on issuance of AirTokes for services	(39,678)	39,678	—
Deferred revenue - AirToken Project	(1,252,983)	1,252,983	—
Net cash used in operating activities	$(1,048,622)	$—	$(1,048,622)

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

Note 10 - Common Stock

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

Note 12 – Concentrations

Accounts Payable

As of December 31, 2020, and September 30, 2020, the Company had approximately 95% and 83%, respectively, of its accounts payable balances held by its top five vendors. During each of the same aforementioned periods, the Company had one and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 13 - Commitments and Contingencies

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

Note 15 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $12.2 thousand recognized from the upfront payment for software development services and $151.1 thousand from transactional fees related to the Via Varejo service agreement as of December 31, 2020.

Note 16 – Subsequent Events

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

	For the Three Months Ended December 31,		Change (as restated)
	2020 (as restated)	2019	Dollars	Percentage
Revenue	$367,401	$1,762	$365,639	20,751%
Selling, general and administrative	7,138,651	5,206,039	1,932,612	37%
Operating expenses	7,138,651	5,206,039	1,932,612	37%
Loss from operations	(6,771,250)	(5,204,277)	(1,566,973)	30%
Other (expense) income, net	(242,613)	(34,292)	(208,321)	607%
Income tax benefit	114,033	46,631	(46,631)	145%
Net loss	$(6,899,830)	$(5,191,938)	$(1,707,892)	33%

Revenue

Revenue for the three months ended December 31, 2020 was $367,401, representing an increase of $365,639 or a 20,751% increase, as compared to $1,762 for the three months ended December 31, 2019 primarily from the Company’s payment services fees related to the regular business in Brazil.

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

Other (expense) income, net

Other (expense) income, net for the three months ended December 31, 2020 and 2019 was ($0.2 million) and $34.3 thousand, respectively. The decrease in other (expense) income, net was primarily attributable to an increase in foreign currency transaction loss of $(0.4) million. Interest income increased by $0.2 million primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for the three months ended December 31, 2020 and 2019 was $114.0 thousand and $46.6 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit increased $4.9 million or 401%, to $6.1 million as of December 31, 2020 from $1.2 million as of September 30, 2020. The increase in working capital deficit is mainly attributable to the increase in accrued liabilities and due to related party.

We have historically experienced recurring losses and negative cash flows from operations. At December 31, 2020, we had a working capital deficit of $6.1 million which included cash and cash equivalents of $4.7 million. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31, 2020 (as restated)	September 30, 2020	Change Dollars (as restated)	Change Percentage (as restated)
Current assets	$6,516,978	$5,530,443	$986,535	18%
Current liabilities	12,624,501	6,749,448	5,875,053	87%
Working capital deficit	$(6,107,523)	$(1,219,005)	$(4,888,518)	401%

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At December 31, 2020, our principal source of liquidity was $4.7 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Three Months Ended December 31,
	2020 (as restated)	2019
Net cash (used in) provided by operating activities	$(1,048,622)	$9,362,354
Net cash used in investing activities	$(736,355)	$(1,340,616)
Net cash provided by financing activities	$2,916,007	$33,923

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2020 was $1.0 million. Cash was consumed from operations by the loss of $6.9 million, non-cash items consisting primarily of amortization totaling $0.5 million. Changes in other working capital accounts had a positive impact of $5.3 million on cash, including deferred revenue – Mastercard Program Agreement of $1.2 million.

Net cash provided by operating activities for the three months ended December 31, 2019 was $9.4 million. Cash was consumed from operations by the loss of $5.2 million, non-cash items consisting primarily of amortization totaling $36.8 thousand, stock-based compensation totaling $42.6 thousand. Changes in other working capital accounts had a positive impact of $14.5 million on cash, including deferred revenue - Master Program Agreement of $16.1 million, offset by $2.7 million in AirToken refund liability.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

Lastly, we did not implement appropriate general information technology controls as the Company did not maintain effective logical access and program change controls over our third-party systems, including the general ledger system.

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measures:

●	As we secure additional working capital, we intend to create additional full-time accounting staff positions in order to increase our personnel resources and technical accounting expertise within the accounting function, to oversee the accounting function and assist with implementing and enhancing our internal controls over financial reporting.

●	We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.

●	We will reevaluate the AirToken Project in order analyze its future, as its continuity is deeply dependent of the milestones that are completely out of the Company’s control. Once, the regulatory and business obstacles can be overcome, then the Company will be able to decide to resume further development of the Airtoken project, since overcoming these hurdles is a prerequisite before spending time on the actual blockchain components and launching a “decentralized lending market-place”.

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

We are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of additional rescission claims or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the AirTokens. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and also see Note 13 - Commitments and Contingencies - Legal Proceedings in the notes to the condensed consolidated financial statements appearing elsewhere in this Report.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On December 31, 2020, our Company’s Chief Technology Officer, Emanuel Moecklin, resigned from our Company.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1.	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	10-Q	2/16/21	31.1
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	10-Q	2/16/21	31.2
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	10-Q	2/16/21	32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	10-Q	2/16/21	32.3
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q/A				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC.

Date: May 24, 2021	By:	/s/ Douglas de Carvalho Lopes
Douglas de Carvalho Lopes
Chief Financial Operating Officer (Principal Financial Officer)

