Form 10-Q
period 2021-03-31
Carrier EQ, LLC
filed 2021-05-24
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	September 30, 2020 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,896,916	$3,272,664
Accounts receivable, net of allowance for doubtful accounts of $67,160 and $0 at March 31, 2021 and September 30, 2020, respectively	451,753	857,901
Prepaid expenses and other current assets	1,185,947	1,399,878
Total current assets	6,534,616	5,530,443

Non-current assets:
Intangibles, net	4,327,843	4,325,105
Property and equipment, net	55,223	3,790
Security deposits	288,671	338,386
Lease right of use assets	1,686,532	1,979,658
Due from related party	—	1,400,000
Other assets	—	130,664
Total non-current assets	6,358,269	8,177,603
Total assets	$12,892,885	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$138,452	$301,003
Accrued liabilities	6,811,032	4,261,009
Other deferred revenue, current portion	46,171	58,283
AirToken refund liability	163,561	163,561
Lease liability, current portion	208,241	393,468
Due to related party	7,971,454	1,572,124
Total current liabilities	15,338,911	6,749,448

Long-term liabilities:
Deferred revenue - Mastercard Program Agreement	11,654,401	11,520,725
Deferred gain on issuance of AirTokens for Services	396,790	396,790
Lease liability, net of current portion	1,651,253	1,758,196
Deferred revenue - AirToken Project	12,529,824	12,529,824
Other deferred revenue, net of current portion	69,256	81,620
Total liabilities	41,640,435	33,036,603

Commitments and contingencies (Note 12)

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of March 31, 2021 and September 30, 2020	(29,970,638)	(20,899,904)
Accumulated other comprehensive income	1,224,781	1,572,382
Total member's deficit attributable to Carrier EQ, LLC member	(28,745,857)	(19,327,522)
Non-controlling interest in subsidiary	(1,693)	(1,035)
Total member's deficit	(28,747,550)	(19,328,557)
Total liabilities and member's deficit	$12,892,885	$13,708,046

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Revenue	$130,423	$22,069	$497,824	$23,831

Operating expenses:
Selling, general and administrative	4,993,489	5,570,471	12,132,140	10,776,510
Impairment of capitalized software	736,604	—	736,604	—
Total operating expenses	5,730,093	5,570,471	12,868,744	10,776,510

Loss from operations	(5,599,670)	(5,548,402)	(12,370,920)	(10,752,679)

Other (expense) income:
Realized loss on sale of digital assets	—	—	—	(1,392)
Foreign currency transaction gain	516,572	—	128,189	—
Interest income (expense), net	40,235	60,054	186,005	27,154
Other (expense) income, net	556,807	60,054	314,194	25,762

Loss before income taxes	(5,042,863)	(5,488,348)	(12,056,726)	(10,726,917)

Income tax benefit	64,629	35,410	178,662	82,041

Net loss	(4,978,234)	(5,452,938)	(11,878,064)	(10,644,876)
Net loss attributable to non-controlling interest	215	257	658	505
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(4,978,019)	(5,452,681)	(11,877,406)	(10,644,371)
Other comprehensive income
Foreign currency translation adjustment	213,911	1,099,845	(347,601)	998,269
Total comprehensive loss	$(4,764,108)	$(4,352,836)	$(12,225,007)	$(9,646,102)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIER EQ, LLC
	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2020 (audited)	1,572,382	1,277,635	(20,899,904)	(1,035)	$(19,328,557)
Noncontrolling interest	—	—	—	(443)	(443)
Net loss	—	—	(6,899,387)	—	(6,899,387)
Foreign currency translation	(561,512)	—	—	—	(561,512)
Balance at December 31, 2020 (unaudited)	$1,010,870	1,277,635	$(27,799,291)	$(1,478)	$(26,789,899)
Noncontrolling interest	—	—	—	(215)	(215)
Additional paid-in-capital	—	—	2,806,672	—	2,806,672
Net loss	—	—	(4,978,019)	—	(4,978,019)
Foreign currency translation	213,911	—	—	—	213,911
Balance at March 31, 2021 (unaudited)	$1,224,781	1,277,635	$(29,970,638)	$(1,693)	$(28,747,550)

The accompanying notes are an integral part of these condensed consolidated financial statements

	CARRIEREQ, INC.
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Interest	Deficit	Total Deficit
Balance at September 30, 2019 (audited)	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	(5,191,690)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	(101,576)
Balance at December 31, 2019 (unaudited)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$(24,357,987)
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	$168,015
Options exercised	—	—	—	—	816,631	8	—	—	154,449	—	—	—	$154,457
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	$(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,452,681)	$(5,452,681)
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,099,845	—	—	$1,099,845
Balance at March 31, 2020 (unaudited)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(31,670,235)	$(28,388,608)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,878,064)	$(10,644,876)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of capitalized software	736,604	—
Amortization and depreciation of (in)tangible assets	833,454	303,622
Bad debt expense	67,160	—
Stock based compensation	6,885	210,603
Realized loss on sale of digital assets	—	1,392
Changes in Assets and Liabilities:
Accounts receivable	338,988	(3,437)
Prepaid expenses and other current and long-term assets	394,310	(139,497)
Accounts payable	(162,551)	(421,934)
Accrued liabilities and other current liabilities	2,238,828	3,635,467
Operating lease right of use assets and liabilities	956	80,574
Deferred revenue - AirToken Project	—	—
Deferred revenue - Mastercard Program Agreement	133,676	12,646,868
Other deferred revenue	(24,476)	(143,356)
Due from related party	1,400,000	—
AirToken refund liability	—	(3,107,179)
Net cash (used in) provided by operating activities	(5,914,230)	2,418,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(54,636)	(2,533)
Acquisition of intangible assets	(1,569,593)	(2,037,778)
Net cash used in investing activities	(1,624,229)	(2,040,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions - Via Varejo	2,806,672	—
Proceeds from related party	6,399,330
Proceeds from exercise of options	—	188,380
Net cash provided by financing activities	9,206,002	188,380

Effect of exchange rate changes on cash and cash equivalents	(43,291)	(1,144,033)

Net decrease in cash and cash equivalents	1,624,252	(577,717)

Cash and cash equivalents, beginning of period	3,272,664	5,451,348

Cash and cash equivalents, end of period	$4,896,916	$4,873,631

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At March 31, 2021, the Company had cash and cash equivalents of $4.9 million, a working capital deficit of $8.8 million, and total member's deficit of $28.7 million. The Company is obligated to refund the remaining amounts of claims related to the AirToken Project when valid claims are finalized. As of March 31, 2021, the amount that was not paid was approximately $0.2 million. Additionally, the Company may be subject to other legal liabilities (see Note 12).

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

The Company’s management has taken several actions in an effort to secure funding and generate revenue streams including:

1.	After being acquired by Via Varejo, the sole shareholder of the Company, Via Varejo has been making recurring capital contributions to both Airfox and Airfox Brazil in order to decrease the Member’s deficit and guarantee its funding. For three months ended March 31, 2021 and 2020, the Company received $3.5 million and $0, respectively. For the six months ended March 31, 2021 and 2020, the Company received $6.3 million and $0, respectively.

2.	Scale up the quantity of active users through marketing campaigns in social media, Via Varejo website, and at physical Casas Bahia stores (Via Varejo marketplaces). These campaigns incentivize the users to perform more transactions in the BanQi application, such as payments, online and prepaid card transactions, increasing the total payment volume.

3.	Offering different products to the users in the banQi application, such as a new banking wire method ("PIX"), QR-Code payments, direct purchasing from partner’s marketplace, and personal loan credit.

4.	Pursuing opportunities to enter into service agreements with insurance companies, travel companies, and other service companies, to use the Company platform as a source of distribution of their products.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

COVID-19 Risks, Impacts and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. In Brazil, on March 20, 2020, the Governor of Sao Paulo declared a State of Public Calamity. On March 21, the Governor of Brazil’s financial hub also issued an order requiring that all no-essential business, including Via Varejo’s stores, close their physical workplaces and facilities to workers, customers and the public. On March 10, 2020 the Governor of Massachusetts declared a State of Emergency, and on March 23, 2020 the Governor issued an order requiring that all businesses and organizations that do not provide “COVID-19 Essential Services” close their physical workplaces and facilities to workers, customers and the public. The Governor’s order was extended to May 15, 2020. The Commonwealth’s “Reopening Massachusetts” process is underway, and as of July 6, 2020, the Commonwealth of Massachusetts entered into Phase IV, Step 2 and the Company’s offices in Boston were opened on a limited basis subject to certain state mandated safety standards. While the Company expects the COVID-19 Outbreak to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

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

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of March 31, 2021, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $6.7 thousand and $365, for the three months ended March 31, 2021 and 2020 respectively, and meets the guidance to be classified as a series. The Company Sales incentives totaling $10.1 thousand and $365, for the six months ended March 31, 2021 and 2020 respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $54.3 thousand and $3,717 has been earned for the three months ended March 31, 2021 and 2020, respectively, and meets the guidance to be classified as a series. Interchange Fee Revenue totaling $84.5 thousand and $3,717 has been earned for the six months ended March 31, 2021 and 2020, respectively, and meets the guidance to be classified as a series.

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

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the three months ended March 31, 2021 and 2020 totaled $12.6 thousand and $12.8 thousand, respectively. The total revenue recognized for the six months ended March 31, 2021 and 2020 totaled $24.2 thousand and $12.8 thousand, respectively.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. At March 31, 2021, Airfox Brazil held cash, and cash equivalents totaling $4.2 million in Brazilian financial institutions. The Company had cash and cash equivalents, including amounts held in financial institutions in the USA and Brazil that totaled $4.9 million.

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

Security Deposits

As of March 31, 2021, security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement to ensure a minimum amount of users for the cards, as this is a major phase in the Company’s development process. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

Due to Related Party

Amounts due to Via Varejo as of March 31, 2021 are $8.0 million. Amounts are noninterest bearing and terms with Via Varejo are not finalized.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement and began amortization on January 1, 2020 as the product is now ready for its intended use and will be amortized through the contract term until September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the three months ended March 31, 2021 totaled $0.4 million, and for the six months ended March 31, 2021 totaled $0.8 million. For both three months and six months ended March 31, 2020 the amortization expense related to the Via Varejo Service Agreement capitalized software was $0.2 million.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively and $0.7 million and $0.4 million for the six months ended March 31, 2021 and 2020, respectively.

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

The Phantom Shares are accounted for as liability awards and are re-measured at fair value each reporting period with the corresponding compensation expense being recognized over the requisite service period. As of March 31, 2021, the aggregate estimated fair value of the Phantom Shares was $39.6 thousands, and the Company has recognized $6.8 thousands of compensation expense. No Phantom Shares have vested as of March 31, 2021.

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. Also, the company will recognize finance expenses related to the SELIC adjustment on a yearly basis, as stated by the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $6.7 thousand and $365, have been earned for the three months ended March 31, 2021 and 2020 respectively, and meets the guidance to be classified as a series. The Company Sales incentives totaling $10.1 thousand and $365, have been earned for the six months ended March 31, 2021 and 2020 respectively, and meets the guidance to be classified as a series. The Company's SELIC finance expense for the three months ended March 31, 2021 and 2020 was $0 for both periods, and for the period of the six months ended March 31, 2021 and 2020 was $0.3 million and $0, respectively.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	September 30, 2020
Service contract	$—	$349,000
Research and Development tax credit	675,627	496,965
Prepaid expense	510,320	553,913
Total Prepaid expenses and other current assets	$1,185,947	$1,399,878

Note 6 - Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	March 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	—	$(118,349)	$21,663
Capitalized software costs towards VV Wallet	3	4,855,125	832,989	(736,604)	(1,472,549)	4,215,565
Website	3	282,645	—	—	(220,893)	61,752
Software	3	42,123	—	—	(13,260)	28,863
		$5,319,905	$832,989	(736,604)	$(1,825,051)	$4,327,843

	September 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(98,137)	$41,875
Capitalized software costs towards VV Wallet	3	1,500,058	3,355,067	(702,477)	4,152,648
Website	3	272,083	10,562	(185,122)	97,523
Software	3	17,486	24,637	(9,064)	33,059
		$1,929,639	$3,390,266	$(994,800)	$4,325,105

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $0.4 million and $0.8 million for the three and six months ended March 31, 2021, and $0.3 million and $0.3 million for the three and six months ended March 31, 2020. The Company also recorded an impairment of $0.7 million for the three months ended March 31, 2021.

Note 7 - Accrued liabilities

Accrued liabilities consisted of the following:

	March 31, 2021 (unaudited)	September 30, 2020 (audited)
Customer deposits	$3,436,176	$1,727,097
Accrued compensation	1,306,805	1,380,419
Other accrued liabilities	800,956	560,460
Operating third parties' liabilities	648,904	—
Accrued accounts payable	589,221	428,760
Tax and licenses	26,620	10,665
Credit card payable	2,350	23,261
Legal and professional	—	130,347
Total accrued liabilities	$6,811,032	$4,261,009

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at September 30, 2020 and March 31, 2021. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Price of Common Stock	$—	$0.25 - 0.29
Volatility	—%	60% - 72%
Expected term (in years)	—	6.08 – 6.90
Risk free rate	—%	1.39% - 1.74%

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On May 21, 2020, as a result of the Transaction, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense at May 21, 2020 totaling $0.1 million. Additionally, all of the holders of the outstanding options issued under the Plan (“Option Holders”) were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3.3 million, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($0.2 million) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3.1 million at May 21, 2020. There were no options issued or outstanding for the three and six months ended March 31, 2021. The expense for stock-based compensation awards was $0 and $168 thousand for the three months ended March 31, 2021 and 2020 respectively. The expense for stock-based compensation awards was $0 and $210 thousand for the six months ended March 31, 2021 and 2020, respectively. The expense for stock-based compensation related to the Phantom Shares was $1.6 thousand and $0 for the three months ended March 31, 2021 and 2020, respectively. The expense for stock-based compensation related to the Phantom Shares was $6.8 thousand and $0 for the six months ended March 31, 2021 and 2020, respectively.

Note 11 – Concentrations

Accounts Payable

As of March 31, 2021, and September 30, 2020, the Company had approximately 83% and 83%, respectively, of its accounts payable balances held by its top five vendors. During each of the same aforementioned periods, the Company had one and three of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

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

The Company determined that the exercise of the renewal option became reasonably certain for its office space in Boston and Brazil; therefore, the payments associated with the renewal are now included in the measurement of the lease liability and ROU asset for those locations. The useful life of the Boston and Brazil office spaces will extend through February 2028 and September 2021, respectively. In February 2021, the Company modified the terms of Brazilian Lease agreement with the landlord, and the Company decided to reduce the length of the contract to April 30, 2021, as the remote work has been practiced by mostly employees and the office facilities are not being fully used. Considering the new terms, this agreement specifically is not applicable to the Operating Lease approach and its ROU was fully amortized in the current quarter. The Company is evaluating options of other locations. The remaining amounts of this agreement of lease liabilities and ROU were fully amortized.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company entered into a sublease agreement with a subtenant on March 1, 2020, the rent commencement date was April 1, 2020, and the lease terminated on December 31, 2020. There was approximately $0 and $14 thousand of sublease income recognized related to this agreement for the three and six months ended March 31, 2021 respectively, which was recorded as a reduction to rent expense on the Consolidated Statements of Comprehensive Loss. No related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three and six months ended March 31,2021:

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Components of total lease cost:
Operating lease expense	$214,604	$362,615
Total lease cost	$214,604	$362,615

Lease Position as of March 31, 2021

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of March 31, 2021
Assets
Operating lease right of use assets	$1,686,532
Total lease assets	1,686,532

Liabilities
Current liabilities:
Operating lease liability, current portion	$208,241
Noncurrent liabilities:
Operating lease liability, net of current portion	1,651,253
Total lease liability	$1,859,494

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2021:

Weighted average remaining lease term (in years) – operating leases	7.10
Weighted average discount rate – operating leases	7.5%

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2021	$160,178
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$2,371,085
Less effects of discounting	(511,591)
Present value of future minimum lease payments	$1,859,494

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company's existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of March 31, 2021, the amount that was not paid was approximately $0.2 million. All unpaid approved claims are expected to be paid during the 2021 fiscal year upon return to the Company of approved claimants’ AirTokens.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 13 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2020 and September 30, 2020 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was organized as a C Corporation for tax purposes. As of May 21, 2020, the Company was converted from a C Corporation to a limited liability company ("LLC"). As a result of this transaction the Company believes it has lost the right to utilize its net operating loss carryovers, non-refundable tax credits and charitable contribution carryover assets associated with the original corporation with which the Company was organized within. Generally, only a Company that has generated a net operating loss should be able to then utilize that net operating loss to reduce its own future profits. In late December 2020, the Company filed Form 8832 with the Internal Revenue Service in order to elect C corporation tax classification for the LLC. The Company filed this request within the 90-day time period allowed for automatic approval of the Company’s tax classification request. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (“Transaction”). As a result of the Transaction, the utilization of some of the net operating loss carryforwards generated in both prior and the current fiscal years may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of the date of these financial statements, the Company has not undertaken an effort to convince the IRS that the Company’s net operating losses prior to and through May 21, 2020 should be maintained and available for the Company’s future benefit. The Company may or may not do this in the future. The Company may also have lost the use of the net operating loss assets as a result of IRC 382. The Company may undertake an Internal Revenue Code (“IRC”) 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, whatever the outcome of the IRC 382 study is, the IRS would still have to approve the Company’s right to utilize such carryovers in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates. The income tax benefit for the three and six months ended March 31, 2021 and 2020 is the result of research and development tax credits.

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

Note 14 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $18.3 thousand recognized from the upfront payment for software development services and $384.2 thousand from transactional fees related to the Via Varejo service agreement as of March 31, 2021.

Note 15 – Subsequent Events

On April 9, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $450,000, with no additional membership interests issued or ownership rights granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended September 30, 2020, as filed with the United States Securities and Exchange Commission (“SEC”) on January 8, 2021, as amended on May 24, 2021. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

The following comparative analysis of results of operations for the three and six months ended March 31, 2021 and 2020 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Revenue	$130,423	$22,069	$108,354	491%
Selling, general and administrative	4,993,489	5,570,471	(576,982)	(10)%
Impairment of capitalized software	736,604	—	736,604	100%
Operating expenses	5,730,093	5,570,471	159,622	3%
Loss from operations	(5,599,670)	(5,548,402)	(51,268)	1%
Other income (expense), net	556,807	60,054	496,753	827%
Income tax benefit	64,629	35,410	29,219	83%
Net loss	$(4,978,234)	$(5,452,938)	$474,704	(9)%

Revenue

Revenue for the three months ended March 31, 2021 was $130 thousand, representing an increase of $108 thousand or a 491% increase, as compared to $22 thousand for the three months ended March 31, 2020 primarily from the growth of Company's operation in Brazil.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2021 was $5.0 million representing a decrease of $0.6 million or a 10% decrease, as compared to $5.6 million for the three months ended March 31, 2020. The primary components of the net decrease include: general and administrative expenses had a net increase of $1.2 million due to the overall increase of our operating activities, depreciation & amortization increased by $0.1 million due to the current quarter's amortization of Via Varejo capital software, and advertising expenses increased by $0.2 million due to increased activity in Brazil, and the spend related to marketing efforts, legal & professional fees decreased by $1.7 million due to the reduction of consultancy and regulatory services needs in the US for SEC purposes in the current quarter, salaries and wages decreased by $0.3 million, and sales and marketing decreased by $0.1 million.

Other (expense) income, net

Other (expense) income, net for the three months ended March 31, 2021 and 2020 was $0.6 million and $60.1 thousand, respectively. The increase in other (expense) income, net was primarily attributable to an increase in foreign currency transaction income of $0.5 million. Interest income decreased by $19.8 thousand primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2021 and 2020 was $64.6 thousand and $35.4 thousand, respectively.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Revenue	$497,824	$23,831	$473,993	1,989%
Selling, general and administrative	12,132,140	10,776,510	1,355,630	13%
Impairment of capitalized software	736,604	—	736,604	100%
Operating expenses	12,868,744	10,776,510	2,092,234	19%
Loss from operations	(12,370,920)	(10,752,679)	(1,618,241)	15%
Other (expense) income, net	314,194	25,762	288,432	1,120%
Income tax benefit	178,662	82,041	96,621	118%
Net loss	$(11,878,064)	$(10,644,876)	$(1,233,188)	12%

Revenue

Revenue for the six months ended March 31, 2021 was $498 thousand, representing an increase of $474 thousand or a 1,989% increase, as compared to $24 thousand for the six months ended March 31, 2020 primarily from the growth of the Company's operation in Brazil. Additionally, revenue totaling $428.6 thousand was recognized from the payment services fees related to the regular business in Brazil, revenue totaling $18.3 thousand was recognized from the upfront Payment of $256.0 thousand related to the Via Varejo Services Agreement, and revenue totaling $51.1 thousand from the Program Agreement with Mastercard.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended March 31, 2021 was $12.1 million representing an increase of $1.4 million or a 13% increase, as compared to $10.8 million for the six months ended March 31, 2020. The primary components of the net decrease include: general and administrative expenses had a net increase of $2.5 million due to the overall increase of our operating activities, salaries and wages increased by $0.7 million, depreciation & amortization increased by $0.5 million due to the current quarter's amortization of Via Varejo capital software, and advertising expenses increased by $0.4 million due to increased activity in Brazil and the spend related to marketing efforts, legal & professional fees decreased by $2.1 million due to the reduction of consultancy and regulatory services needs in the US for SEC purposes in the current quarter, software contractors and consulting services decreased by $0.5 million, and sales and marketing decreased by $0.2 million.

Other (expense) income, net

Other (expense) income, net for the six months ended March 31, 2021 and 2020 was $314.2 thousand and $25.7 thousand, respectively. The increase in other (expense) income, net was primarily attributable to an increase in foreign currency transaction income of $89.1 thousand. Interest income increase by $158.9 thousand primarily due to interest earned from funds in interest bearing accounts.

Income Tax Benefit

Income tax benefit for the six months ended March 31, 2021 and 2020 was $0.2 million and $82.0 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit increased $7.6 million or 622%, to $8.8 million as of March 31, 2021 from $1.2 million as of September 30, 2020. The increase in working capital deficit is mainly attributable to the increase in accrued liabilities and due to related party.

We have historically experienced recurring losses and negative cash flows from operations. At March 31, 2021, we had a working capital deficit of $8.8 million which included cash and cash equivalents of $4.9 million. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	March 31, 2021	September 30, 2020	Change Dollars	Change Percentage
Current assets	$6,534,616	$5,530,443	$1,004,173	18%
Current liabilities	15,338,911	6,749,448	8,589,463	127%
Working capital deficit	$(8,804,295)	$(1,219,005)	$(7,585,290)	(622)%

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At March 31, 2021, our principal source of liquidity was $4.9 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	For the Six Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(5,914,230)	$2,418,247
Net cash used in investing activities	$(1,624,229)	$(2,040,311)
Net cash provided by financing activities	$9,206,002	$188,380

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2021 was $5.9 million. Cash was consumed from operations by the loss of $11.9 million, non-cash items consisting primarily of amortization totaling $0.8 million, impairment of capitalized software totaling $0.7 million. Changes in other working capital accounts had a positive impact of $4.3 million on cash, including Accrued Liabilities of $2.2 million, and Due from Related Party of $1.4 million.

Net cash provided by operating activities for the six months ended March 31, 2020 was $2.4 million. Cash was consumed from continuing operations by the loss of $10.6 million, non-cash items consisting primarily of amortization totaling $0.3 million, stock-based compensation totaling $0.2 million. Changes in other working capital accounts had a positive impact of $12.5 million on cash, including deferred revenue – Mastercard Program Agreement of $12.6 million, offset by $3.1 million in AirToken refund liability.

Investing Activities

Net cash used in investing activities during the six months ended March 31, 2021 was $1.6 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Net cash used in investing activities during the six months ended March 31, 2020 was $2.0 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in Fiscal 2021 and thereafter. However, the amount of our capital expenditures has fluctuated materially and may continue to fluctuate on an annual basis.

Financing Activities

Net cash provided by financing activities related primarily to $6.4 million in proceeds from a related party and $2.8 million in capital contributions relating to the Via Varejo Services Agreement for the six months ended March 31, 2021.

Net cash provided by financing activities related to $0.2 million in proceeds from the exercise of options for the six months ended March 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and Airtoken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2021 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

