Form 10-Q
period 2021-06-30
Carrier EQ, LLC
filed 2021-09-24
CIK 1766352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————————

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	September 30, 2020 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$378,411	$1,658,028
Accounts receivable	1,118	—
Prepaid expenses and other current assets	771,520	1,083,527
Current assets of discontinued operations	—	2,788,888
Total current assets	1,151,049	5,530,443

Non-current assets:
Intangibles, net	3,355,461	4,292,046
Security deposits	280,616	320,108
Lease right of use assets	1,636,515	1,979,658
Investment in related affiliate	252,000	—
Due from related party	—	1,400,000
Due from affiliates	—	(4,589,610)
Non-current assets of discontinued operations	—	4,775,401
Total non-current assets	5,524,592	8,177,603
Total assets	$6,675,641	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$151,237	$301,003
Accrued liabilities	555,891	1,149,514
AirToken refund liability	115,044	163,561
Lease liability, current portion	212,450	393,468
Due to related party	5,514,493	—
Current liabilities of discontinued operations	—	4,741,902
Total current liabilities	6,549,115	6,749,448

Long-term liabilities:
Deferred gain on issuance of AirTokens for Services	—	396,790
Lease liability, net of current portion	1,601,564	1,758,196
Deferred revenue - AirToken Project	—	12,529,824
Long-term liabilities of discontinued operations	—	11,602,345
Total liabilities	$8,150,679	$33,036,603

Commitments and contingencies (Note 13)

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of June 30, 2021 and September 30, 2020	(1,475,038)	(20,899,904)
Accumulated other comprehensive income of discontinued operations	—	1,572,382
Total member's deficit attributable to Carrier EQ, LLC member	(1,475,038)	(19,327,522)
Non-controlling interest in subsidiary	—	(1,035)
Total member's deficit	(1,475,038)	(19,328,557)
Total liabilities and member's deficit	$6,675,641	$13,708,046

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses:
Cost of revenue	—	—	—	—
Selling, general and administrative	2,046,330	5,105,903	7,714,303	12,283,660

Total operating expenses	2,046,330	5,105,903	7,714,303	12,283,660

Loss from operations	(2,046,330)	(5,105,903)	(7,714,303)	(12,283,660)

Other (expense) income:
Realized loss on sale of digital assets	—	—	—	(1,392)
Foreign currency transaction loss	(507,761)	—	(418,604)	—
Other miscellaneous income	12,978,884	—	12,978,884	—
Interest income (expense), net	(17,252)	82,828	92,251	2,896
Other (expense) income, net	12,453,871	82,828	12,652,531	1,504

Income (loss) from continuing operations before income taxes	10,407,541	(5,023,075)	4,938,228	(12,282,156)
Income tax benefit	—	47,620	178,662	129,661
Net income (loss) from continuing operations	10,407,541	(4,975,455)	5,116,890	(12,152,495)

Net loss from discontinued operations	(4,264,548)	(1,147,124)	(10,851,961)	(4,614,960)
Net income (loss)	6,142,993	(6,122,579)	(5,735,071)	(16,767,455)
Net loss (income) attributable to non-controlling interest	(1,693)	(44)	(1,035)	(461)
Net income (loss) attributable to Carrier EQ, LLC.	6,141,300	(6,122,623)	(5,736,106)	(16,766,994)
Other comprehensive income
Foreign currency translation adjustment - discontinued operations	(527,484)	120,645	(875,085)	1,118,914)
Total comprehensive income (loss)	$5,613,816	$(6,001,978)	$(6,611,191)	$(15,648,080)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ, LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Membership	Member's	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at September 30, 2020 (audited)	—			—		—		—	—	—	—	—	1,572,382	1,277,635	(20,899,904)	(1,035)	$(19,328,557)
Noncontrolling interest													—	—	—	(443)	(443)
Net loss	—												—	—	(6,899,387)	—	(6,899,387)
Foreign currency translation		—		—		—	—	—	—	—	—	—	(561,512)	—	—	—	(561,512)
Balance at December 31, 2020 (unaudited)	—			—		—		—	—	—	—	—	$1,010,870	1,277,635	$(27,799,291)	$(1,478)	$(26,789,899)
Noncontrolling interest													—	—	—	(215)	(215)
Additional paid-in-capital													—	—	2,806,672	—	2,806,672
Net loss													—	—	(4,978,019)	—	(4,978,019)
Foreign currency translation	—	—		—		—		—	—	—	—	—	213,911	—	—	—	213,911
Balance at March 31, 2021 (unaudited)	—			—		—		—	—	—	—	—	$1,224,781	1,277,635	$(29,970,638)	$(1,693)	$(28,747,550)
Noncontrolling interest													—	—	—	1,693	1,693
Additional paid-in-capital													—	—	1,150,000	—	1,150,000
Gain from Deconsolidation of subsidiary													(697,297)	—	21,204,301	—	20,507,004
Net income													—	—	6,141,300	—	6,141,300
Foreign currency translation		—		—		—	—	—	—	—	—	—	(527,484)	—	—	—	(527,484)
Balance at June 30, 2021 (unaudited)	—			—		—		—	—	—	—	—	$—	1,277,635	$(1,475,038)	$—	$(1,475,038)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Membership	Member’s	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	$914,893	$(240,005)	$2,014,658	$110,363	$(252)	$(21,025,864)	$—	—	$—	$—	$(19,140,984)
Stock based compensation	—	—	—	—	—	—	—	—	42,588	—	—	—	—	—	—	—	$42,588
Options exercised	—	—	—	—	122,510	1	—	—	33,922	—	—	—	—	—	—	—	$33,923
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(248)	—	—	—	—	—	$(248)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,191,690)	—	—	—	—	$(5,191,690)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(101,576)	—	—	—	—	—	—	$(101,576)
Balance at December 31, 2019 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	6,936,438	$79	914,893	$(240,005)	$2,091,168	$8,787	$(500)	$(26,217,554)	$—	—	$—	$—	$(24,357,987)
Stock based compensation	—	—	—	—	—	—	—	—	168,015	—	—	—	—	—	—	—	$168,015
Options exercised	—	—	—	—	816,631	8	—	—	154,449	—	—	—	—	—	—	—	$154,457
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	—	—	—	$(257)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,452,681)	—	—	—	—	$(5,452,681)
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,099,845	—	—	—	—	—	—	$1,099,845
Balance at March 31, 2020 (unaudited) (as restated)	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(31,670,235)	$—	—	$—	$—	$(28,388,608)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Membership	Member’s	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Interest	Deficit	Income	Interests	Deficit	Interest	Deficit
Balance at March 31, 2020	2,652,072	$27	1,046,147	$11	7,753,069	$87	914,893	$(240,005)	$2,413,632	$1,108,632	$(757)	$(31,670,235)	$—	—	$—	$—	$(28,388,608)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	$10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	$—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	$—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	$239,899
Stock compensation related to accelerated vesting of options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	$114,979
Capital contribution - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,921,004	—	$1,921,004
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	44	—	—	—	—	—	$44
Retirement of treasury stock	—	—	—	—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,122,623)	—	$(6,122,623)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	120,645	—	—	—	$120,645
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	$—
Capital contribution from Via Varejo for payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	$3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	$(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	31,670,235	1,108,632	1,277,635	(19,380,324)	(713)	$—
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$1,229,277	1,277,635	$(20,250,668)	$(713)	$(19,022,124)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC. d/b/a AIRFOX AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$5,116,890	$(12,152,495)
Net (loss) from discontinued operations	(10,851,961)	(4,614,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and Depreciation	1,213,738	569,951
Impairment write-off	736,594	—
Stock based compensation	—	325,582
Additional stock based compensation due to cancellation of stock options	—	3,092,536
Reversal of accrued interest related to conversion of convertible notes	—	(104,856)
Realized loss on sale of digital assets	—	1,392
Gain on issuance of AirTokens for services	(396,790)	—
Gain from reversal of deferred revenue due to discontinuance of Airtoken project	(12,529,824)	11,962,899
Inflation adjustment to deferred revenue Master card Program	1,560,768	—
(Increase) decrease in assets, net of effect of deconsolidation
Transfer out of cash and restricted cash as part of deconsolidation	(6,320,023)	—
Accounts receivable	(422,386)	(93,164)
Prepaid expenses and other current and long-term assets	307,632	1,058,235
Investment in other companies	—	—
Due from related party	1,400,000	(8,090)
Other assets	130,664	—
Increase ( decrease) in liabilities, net of effect of deconsolidation
Accounts payable	(149,766)	(676,693)
Operating lease right of use assets and liabilities	5,493	120,717
Accrued liabilities and other current liabilities	5,084,085	2,200,572
Other deferred revenue	(18,858)	(188,695)
AirToken refund liability	(48,517)	(3,227,499)
Due to related party	11,187,398	48,122
Net cash used in operating activities	(3,994,863)	(1,686,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(155,016)	(2,249)
Acquisition of intangible assets	(1,825,960)	(2,682,518)
Net cash used in investing activities	(1,980,976)	(2,684,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	188,380
Capital contributions - Via Varejo	3,956,672	1,921,004
Proceeds from Paycheck Protection Program SBA loan	—	537,732
Payment of principal from Paycheck Protection Program SBA loan	—	(537,732)
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	—	3,331,255
Payment to Option Holders due to cancellation of stock options	—	(3,331,255)
Net cash provided by financing activities	3,956,672	2,109,384

Effect of exchange rate changes on cash and cash equivalents	(875,086)	(443,510)

Net decrease in cash and cash equivalents	(2,894,253)	(2,705,339)

Cash and cash equivalents, beginning of period	3,272,664	5,451,348

Cash and cash equivalents, end of period	$378,411	$2,746,009

Supplemental disclosure of non-cash transactions:
Investment in related affiliate no longer eliminated in consolidation	252,000	—
Due to related party resulting from the deconsolidation of subsidiary	5,431,853	—
Convertible debt instrument settled through issuance of common stock	—	(10,000,000)
Simple agreement for future equity settled through issuance of common stock	—	(239,899)
Cancellation of common stock	—	(80)
Conversion to common stock - Series One	—	(27)
Conversion to common stock - Series One A	—	(11)
Par value of common stock from issuance to Lake Niassa	—	—
Conversion of Preferred One and Preferred One A shares to common stock	—	38
Operating lease right of use assets and liabilities	—	2,465,218
Retirement of treasury stock	—	240,005
Issuance of common stock to Option Stockholders	—	80
Purchase of membership units - Carrier EQ, LLC	—	(263)

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 - Organization and Nature of Operations

Carrier EQ, LLC, doing business as Airfox (the “Company”), was incorporated in Delaware on May 21, 2020 with a principal place of business in Boston, Massachusetts. Airfox was previously formed as a corporation, CarrierEQ, Inc. and was incorporated in Delaware on January 19, 2016.

Airfox had at that time a 100% ownership interest in AirToken GmbH, a Swiss GmbH. Airfox and Airtoken GmbH are collectively referred to herein, as the “Company.” On April 6, 2020, Airtoken GmbH was dissolved.

On May 21, 2020, Airfox filed a certificate of conversion (the “Certificate of Conversion”) to convert the Corporation to a Limited Liability Company and to change the Airfox’s name from “CarrierEQ, Inc.” to “Carrier EQ, LLC” The conversion and name change became effective on May 21, 2020. Airfox (the Company) filed a certificate of formation of Carrier EQ, LLC (the “Certificate of Formation”) on May 21, 2020.

On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda. ("Lake Niassa"), a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (the "Transaction").

On June 14, 2021, the Company, Lake Niassa and banQi Instituição de Pagamento Ltda (formerly known as AirFox Servicos E Intermediacoes Ltda (“banQi”), a limited liability company organized under the laws of the Federative Republic of Brazil entered into the 7th Amendment and Consolidation of the Articles of Association of banQi (the “7th Amendment”). Pursuant to the terms of the 7th Amendment, the banQi and Lake Niassa (i) increased banQi 's share capital from BRL 1,000,000.00 (one million reais) to BRL 69,870,000.00 (sixty-nine million, eight hundred and seventy thousand reais), which represents an increase of BRL 68,870,000.00 (sixty-eight million, eight hundred and seventy thousand reais); and (ii) issued 68,870,000 (sixty-eight million, eight hundred and seventy thousand) new quotas, with par value of BRL 1.00 (one real) each, fully subscribed and paid up, in Brazilian currency, through the capitalization of Advances for Future Capital Increase ("AFAC") made by Lake Niassa.

Prior to entering into the 7th Amendment, the Company had a 99.99% ownership interest in banQi and Lake Niassa had a 0.01% ownership interest in banQi. Pursuant to the 7th Amendment, and the transfer of banQi’s share capital to Lake Niassa, the Company’s ownership interest in banQi decreased to 1.43% of the share capital of banQi, and Lake Niassa’s ownership interest in banQi increased to 98.57% of the share capital of banQi, which makes Lake Niassa the controlling owner of banQi.

As a result of this change in control, on June 14, 2021, the Company determined that it did not have a controlling interest over banQi, and banQi was deconsolidated from the Company's condensed consolidated financial statements and presented as discontinued operations in the Company’s condensed consolidated financial information presented within this quarterly report. The presentation of the operations and results of banQi is further explained in Note 3.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On June 30, 2021, Lake Niassa the sole member of Carrier EQ, LLC determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. At this time, the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. As previously stated, AirTokens are not currently freely transferable, and no market exists for AirTokens.

As a result of the Company discontinuing the development of AirTokens, AirTokens will lose their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

Since the Company is no longer continuing with the AirToken project, the Company should not recognize any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer appropriate to be recorded on the balance sheet. The liability - AirToken Project, of approximately $12.5 million was extinguished and charged to Other Income in the Condensed Consolidated Statements of Comprehensive Loss.

Currently, the Company's main functions and activities comprise of supporting banQi’s operation in Brazil, including assisting banQi with the management of the digital wallet application and the financial services provided to those without bank accounts or credit cards. Primarily due to the cancellation of the AirToken project and since the main features of the Company’s software and technology platform have been developed and funded to be applied in the Brazilian market (as per the Services Agreement and the Call Option Agreement), the Company's main functions and activities relating to the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application have substantially migrated to the banQi entity in Brazil.

In connection with the above strategy, the Company is gradually transferring contracts with some suppliers to Brazil and reducing its activities in the US.

Note 2 - Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2021, the Company had cash and cash equivalents of $378.4 thousands, a working capital deficit of $5.4 million, and total member's deficit of $1.5 million. Additionally, the Company may be subject to other legal liabilities (see Note 13).

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The condensed financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In the event the Company is unable to raise additional debt or equity financing, it may:

1.	Have to cease operations, in which case the Company may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off the Company’s assets, and the money will be used to pay off the Company’s debts in order of their priority. Or

2.	File a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure the Company’s debt.

COVID-19 Risks, Impacts and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The Commonwealth’s “Reopening Massachusetts” process is underway. The Company is subject to the risks arising from the COVID-19 Outbreak’s social and economic impacts.

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

In response to the COVID-19 Outbreak, the Company’s employees have been required to work from home. The significant increase in remote working, particularly for an extended period of time, has been exacerbating certain risks to the Company’s business, including an increased risk of cybersecurity events and improper dissemination of personal or confidential information.

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

As of June 14, 2021, the operations of banQi were deconsolidated from the Company, as the Company no longer had a controlling interest in banQi. The Company accounted for the loss in controlling interest as discontinued operations in banQi in accordance with Accounting Standards Codification, ASC 205, Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items, net of tax, in the unaudited condensed consolidated statements of comprehensive loss. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the deconsolidation of banQi during the third quarter of fiscal 2021, in accordance with ASC 205, Discontinued Operations, the Company has classified the results of banQi as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented. All assets and liabilities associated with banQi were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 4, Discontinued Operations.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Principles of Consolidation

Prior to June 14, 2021 the Company had a controlling interest in banQi and, prior to April 6, 2020, had a 100% interest in AirToken GmbH; accordingly, the Company consolidated these entities and records non-controlling interests to reflect the economic interest of the non-controlling equity holders. On April 6, 2020, Airtoken GmbH was dissolved.

On June 14, 2021, the Company’s ownership of banQi was reduced from 99.99% to 1.43% and thus the Company effectively lost a controlling interest over banQi. The net assets of banQi were deconsolidated from the condensed consolidated financial statements on that date, and the Company's current 1.43% interest in banQi is recorded as an investment under the cost method on the Company’s condensed consolidated balance sheets.

The change in ownership represents a transfer of net assets between entities under common control, because all entities are owned by the same common parent entity, Lake Niassa, and thus the gain on deconsolidation of banQi was recorded against accumulated deficit The Company will also record a cost method investment in banQi for their respective investment in the entity, and any previously recorded non-controlling interest will be removed from the balance sheet.

All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company's financial statements includes, but not limited to, estimated lives of intangible assets, intangible asset impairment, revenue recognition and deferred tax valuation allowance.

Foreign Currency

The Company had operations in Brazil until June 14, 2021, where the local currency is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the condensed consolidated financial statements prior to June 14, 2021. Assets and liabilities of the Company’s foreign operations until June 14, 2021 are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

AirToken Project Development Services (Non ASC 606 Revenue)

The Company determined that its token issuances represented obligations to perform software development services and accounts for the proceeds received in the token issuances in accordance with ASC 730-20, Research and Development – Research and Development Arrangements (“ASC 730-20”). At the time of, and in conjunction with the token issuances, the Company’s obligation was to develop a live, operational, de-centralized network with token functionality including, at a minimum, features including a digital wallet, credit scoring and peer-to-peer networking (collectively, the “AirToken Project”). Due to the significant hurdles in developing the AirToken Project, technological feasibility had not been established at the time of the token issuances and, therefore, all of the Company’s development costs were expensed.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 13), the Company was obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims were submitted.

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2021, the amount that was not paid was approximately $0.2 million.

Effective October 1, 2019, the Company was not able to estimate a date to conclude the development of the AirToken Project due to regulatory matters that affect the continuity of the development process. Due to this reason, the AirToken Project was on hold and no revenue has been recognized from the AirToken Project.

On June 30, 2021, Lake Niassa determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. At this time, the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. As previously stated, AirTokens are not currently freely transferable and no market exists for AirTokens. As a result of the discontinuation of the development of AirTokens, AirTokens will lose their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

Since the Company is no longer continuing with the AirToken project, the Company has not recognized any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer appropriate to be recorded on the balance sheet. The liability, Deferred revenue - AirToken Project, of approximately $12.5 million are extinguished and charged to Other Income in the Condensed Consolidated Statements of Comprehensive Loss.

Mastercard Revenue and Sale Incentives (ASC 606 Revenue)

On December 16, 2019, banQi, received R$65 million (approximately U.S. $16 million in December 2019) from Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil”) pursuant to a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) entered into between banQi, Mastercard Brasil and Via Varejo S.A. (“Via Varejo”) on June 12, 2019 (See Note 5).

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Pursuant to the Program Agreement, banQi, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Airfox Card”) base of banQi, as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards.

As a Mastercard prepaid card issuer, banQi is entitled to receive Sales Revenue Incentives pursuant to the Program Agreement. As a result, the Sales Revenue Incentives is used to amortize the Sales Revenue Incentive Prepayment received on December 11, 2019. Upon complete amortization of Incentive Prepayment, Mastercard makes quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by the banQi. banQi have no minimum commitment of transaction volumes to be completed with the prepaid cards.

The revenue from the Program Agreement was recognized until June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through June 30, 2021.

The Company recognizes the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $343 thousand and $10 thousand have been earned for the three and nine months ended June 30, 2021, respectively, and $3,085 and $6,802 has been earned for the three and nine months ended June 30, 2020, respectively, and meets the guidance to be classified as a series.

In connection to the Program Agreement, the Company also entered into an agreement with Mastercard, an Interchange Manual (“Interchange Fee Agreement”) from Mastercard dated June 18, 2019, which details the fees paid by a merchant’s bank to banQi to compensate for the value and benefits that merchant receives when it accepts electronic payments.

The fee is a specified percentage of the total dollar amount of a card transaction, and a fixed percentage based on the type of card transaction (i.e. merchant type, national vs. international, etc.), based on the schedule of fees outlined in the Interchange Fee Agreement (“Interchange Fee Revenue”).

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $94 thousand and $3,085 has been earned for the three months ended June 30, 2021 and 2020, respectively, and meets the guidance to be classified as a series. Interchange Fee Revenue totaling $66 thousand and $6,802 has been earned for the nine months ended June 30, 2021, and 2020, respectively, and meets the guidance to be classified as a series. The revenue from the Interchange Fee Revenue was recognized until June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through June 30, 2021.

Via Varejo Services Agreement Revenue (ASC 606 Revenue)

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo (the “Client”).

The Company was engaged to design and develop a mobile software module and application programming interface that provides the Client’s customers with access to certain mobile payment functionality, and that integrates banQi (“VV Wallet Services”). The Company provided certain services, including hosting, maintenance and operation of banQi, The VV Wallet Services were structured into four phases. The Phases are - Phase 1: Specifications and Customization; Phase 2: Features; Phase 3: License and Maintenance Services and Phase 4: Rollout.

The development of the VV Wallet Services was considered a bundled performance obligation that included the development of the API and software as a service which is hosted on the Company’s servers. In addition to the software as a service performance obligation, the Company provided support services for the software as a service. The Client was considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performed the services. Accordingly, the revenue from Service Charges was recognized over time based on the number of transactions made by Client customers with banQi.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the three months ended June 30, 2021 and 2020 totaled $159 thousand and $12.1 thousand, respectively. The total revenue recognized for the nine months ended June 30, 2021 and 2020 totaled $202 thousand and $24.9 thousand, respectively. The revenue from the Upfront Payment was recognized through June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through June 30, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Accounts Receivable and Allowance for Doubtful Accounts

As of June 30, 2021, there was a minimal amount of accounts receivable as the Company no longer consolidates the operations of banQi.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company had cash and cash equivalents, including amounts held in financial institutions in the USA that totaled $ 378 thousand.

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

Security Deposits

Security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement to ensure a minimum amount of users for the cards. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million will be paid back to the Company in full. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

Included in the security deposits balance as of June 30, 2021 are $281 thousand associated with the VV Wallet, which is being operated by banQi in Brazil. Airfox has entered into discussions with Mastercard and banQi to transfer this asset to banQi. The companies are still working out the final details, which should close prior to the Airfox's September 30, 2021 year-end.

Investment in related affiliate

After the deconsolidation of banQi, the Company's remaining investment in banQi of $252 thousand is recorded on the cost method, since the Company no longer has control of banQi and has an ownership percentage of 1.43% as of June 30, 2021.

Due to Related Party

Amounts due to banQi as of June 30, 2021 are $5.5 million and have been calculated based on the loan agreements between the companies. The loan must be refunded for its amount in Brazilian currency (Real) until April, 2025, by a single payment (principal plus accrued interest) or by advance payments. The current interest rate determined in the agreements is 1.0% per year and, as the debt amount is in Brazilian currency, the effect of exchange variation is also considered, totaling $92 thousand and $47 thousand, for the three and nine months ended June 30, 2020, respectively.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement and began amortization on January 1, 2020 as the product was ready for its intended use and has been amortized through the contract term until September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the three and nine months ended June 30, 2021 totaled $0.4 million and $1.4 million, respectively.

The Company capitalizes costs related to the development and maintenance of its website in accordance with ASC 350-50, Website Development Costs. Accordingly, costs expensed as incurred include planning the website, developing the applications and infrastructure until technological feasibility is established and operating the site such as training administration and maintenance.

Included in the net intangibles balance as of June 30, 2021 are $3,295,256 of capitalized software costs (Note 7) associated with the VV Wallet, which is being operated by banQi in Brazil. Thus, Airfox has entered into discussions with Via Varejo and Lake Niassa to transfer these assets to banQi. The companies are still working out the final details, which should close prior to Airfox's September 30, 2021 year-end. In addition, effective June 14, 2021, Airfox ceased recognizing amortization expense on these capitalized software costs..

Capitalizing Software Costs in Connection with Hosting Arrangements and Software as a Service Arrangements

For the operation in Brazil at banQi, the Company developed certain software that are considered to be part of cloud computing arrangement (or hosting arrangement), whereby, a user or a customer of software does not take possession of the Company’s software; rather, the software is accessed on an as-needed basis over the Internet.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to a reversal of $0.7 million and expenses of $ 29 thousand for the three months ended June 30, 2021 and 2020, respectively and expenses of $179 thousand and $75 thousand for the nine months ended June 30, 2021 and 2020, respectively.

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

Gain on issuance of AirTokens for services

AirTokens issued to vendors for services in connection with raising monies for the purpose of developing the AirToken Project were accounted for in accordance with ASC 845-30-1, Nonmonetary Transactions, which requires that the AirTokens to be recognized at fair value and resulted in recognizing a deferred gain of approximately $1.7 million in October 2017. The fair value of the AirTokens issued was based on the last price paid ($0.02) by initial investors in acquiring.

On June 30, 2021, Lake Niassa determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. At this time, the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. As previously stated, AirTokens are not currently freely transferable, and no market exists for AirTokens. As a result of the Company discontinuing the development of AirTokens, AirTokens will lose their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

Since the Company is no longer continuing with the AirToken project, the Company should not recognize any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer appropriate to be recorded on the balance sheet. The liability, Deferred revenue - AirToken Project, of approximately $13 million, as of June 30, 2021, was extinguished and charged to Other Income in the Condensed Consolidated Statements of Comprehensive Loss.

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

As of June 14, 2021, there is no liability reported related to the Phantom Shares due the deconsolidation of banQi. No Phantom Shares have vested as of June 30, 2021.

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

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements in order to conform to the 2021 financial statement presentation.

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 4 – Discontinued Operations

The Company has determined the loss of a controlling interest and deconsolidation of the operations of banQi as of June 14, 2021 represents a strategic shift that will have a major effect on the business and therefore meets the criteria for classification as discontinued operations at June 30, 2021 and prior periods presented in the condensed consolidated financial information. Accordingly, the assets and liabilities associated with the operations of banQi have been classified as discontinued operations in the accompanying condensed consolidated balance sheets, condensed consolidated statements of comprehensive loss, and condensed consolidated cash flows for all periods presented.

The assets and liabilities that were included in the June 14, 2021 deconsolidation of banQi consist of the following:

BALANCE SHEET	As of June 14, 2021
Cash and cash equivalents	6,110,979
Restricted cash	209,044
Accounts receivable, net	1,279,169
Prepaid expenses and other current assets	369,445
Intangibles, net	855,156
Property and equipment, net	148,922
Security deposits	9,051
Due from affiliates	5,431,853
Accrued liabilities	8,789,203
Other deferred revenue, current portion	51,877
Due to related party	12,676,882
Deferred revenue - Mastercard Program Agreement	13,081,493
Other deferred revenue, net of current portion	69,168
Foreign capital	252,000
Gain from deconsolidation of banQi	(20,507,004)

The results from the discontinued operations have been reflected in the Consolidated Statement of Comprehensive Loss for the three- and nine-month periods ended June 30, 2021 consist of the following:

	Three Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2021

Revenue	$567,626	$1,065,450

Operating expenses:
Selling, general and administrative	4,816,514	12,017,284
Total operating expenses	4,816,514	12,017,284

Loss from operations	(4,248,888)	(10,951,835)

Other (expense) income:
Foreign currency transaction loss	(39,032)	—
Interest income (expense), net	23,372	99,874
Other (expense) income, net	(15,660)	99,874

Loss before income taxes	(4,264,548)	(10,851,961)
Net income (loss)	(4,264,548)	(10,851,961)
Net loss attributable to non-controlling interest	—	—
Net loss attributable to CarrierEQ, Inc,	(4,264,548)	(10,851,961)
Other comprehensive loss
Foreign currency translation adjustment	(527,484)	(875,085)
Total comprehensive loss	(4,792,032)	(11,727,046)

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As a result of the discontinued operations, the previously presented 2020 financial statements have been revised to present the consolidated financial statements of the continuing operations separate from the discontinued operations. The effects on the Consolidated Balance Sheet as of September 30, 2020 were as follows:

	September 30, 2020
	As previously
	Reported	Adjustment	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$3,272,664	$1,614,636	$1,658,028
Accounts receivable	857,901	857,901	—
Prepaid expenses and other current assets	1,399,878	316,351	1,083,527
Current assets of discontinued operations	—	(2,788,888)	2,788,888
Total current assets	5,530,443	—	5,530,443

Non-current assets:
Intangibles, net	4,325,105	33,059	4,292,046
Property and equipment. Net	3,790	3,790	—
Security deposits	338,386	18,278	320,108
Lease right of use assets	1,979,658	—	1,979,658
Investment in related affiliate	—	—	—
Due from related party	1,400,000	—	1,400,000
Due from affiliates	—	4,589,610	(4,589,610)
Other assets	130,664	130,664	—
Non-current assets of discontinued operations	—	(4,775,401)	4,775,401
Total non-current assets	8,177,603	—	8,177,603
Total assets	$13,708,046	$—	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	301,003	—	301,003
Accrued liabilities	4,261,009	3,111,495	1,149,514
Other deferred revenue. current portion	58,283	58,283	—
AirToken refund liability	163,561	—	163,561
Lease liability, current portion	393,468	—	393,468
Due to related party	1,572,124	1,572,124	—
Current liabilities of discontinued operations	—	(4,741,902)	4,741,902
Total current liabilities	6,749,448	—	6,749,448

Long-term liabilities:
Deferred revenue - Mastercard Program Agreement	11,520,725	11,520,725	—
Deferred gain on issuance of AirTokens for Services	396,790	—	396,790
Lease liability, net of current portion	1,758,196	—	1,758,196
Deferred revenue - AirToken Project	12,529,824	—	12,529,824
Other deferred revenue, net of current portion	81,620	81,620	—
Long-term liabilities of discontinued operations	—	(11,602,345)	11,602,345
Total liabilities	$33,036,603	$—	$33,036,603

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of June 30, 2021 and September 30, 2020	(20,899,904)	(10,352,340)	(10,547,564)
Accumulated other comprehensive income (loss)	—	1,572,382	(1,572,382)
Accumulated other comprehensive income of discontinued operations	1,572,382	8,779,958	(7,207,576)
Total member's deficit attributable to Carrier EQ, LLC member	(19,327,522)	—	(19,327,522)
Non-controlling interest in subsidiary	(1,035)	—	(1,035)
Total member's deficit	(19,328,557)	—	(19,328,557)
Total liabilities and member's deficit	$13,708,046	$—	$13,708,046

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The effects on the Consolidated Statement of Comprehensive Loss for the three- and nine-month periods ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised

Revenue	$34,576	$34,576	—	$58,407	$58,407	—

Operating expenses:
Cost of revenue	114,839	(114,839)	—	114,839	(114,839)	—
Selling, general and administrative	6,212,797	1,336,572	5,105,903	16,989,307	4,935,325	12,283,660
Impairment of digital assets	—	—	—	—	—	—
Total operating expenses	6,327,636	1,221,733	5,105,903	17,104,146	4,820,486	12,283,660

Loss from operations	6,293,060	1,187,157	5,105,903	17,045,739	4,762,079	12,283,660

Other (expense) income:
Realized loss on sale of digital assets	—	—	—	(1,392)	—	(1,392)
Interest income (expense), net	122,861	40,033	82,828	150,015	147,120	2,895
Other (expense) income, net	122,861	40,033	82,828	148,623	147,120	1,503

Loss before income taxes	(6,170,199)	(1,147,124)	(5,023,075)	(16,897,116)	(4,614,959)	(12,282,157)

Income tax benefit	47,620	—	47,620	129,661	—	129,661

Loss from Continuing Operations	(6,122,579)	(1,147,124)	(4,975,455)	(16,767,455)	(4,614,959)	(12,152,496)
Net income (loss) from discontinued operations	—	(1,147,124)	(1,147,124)	—	(4,614,960)	(4,614,960)
Net loss	(6,122,579)	(1,147,124)	(6,122,579)	(16,767,455)	(4,614,960)	(16,767,456)
Net loss attributable to non-controlling interest	(44)	—	(44)	461	—	461
Net loss attributable to Carrier EQ, LLC	(6,122,623)	(1,147,124)	(6,122,623)	(16,766,994)	(4,614,960)	(16,766,995)
Other comprehensive income
Foreign currency translation adjustment	120,645	—	120,645	1,118,914	—	1,118,914
Total comprehensive loss	(6,001,978)	(1,147,124)	(6,001,978)	(15,648,080)	(4,614,960)	(15,648,081)

The depreciation, amortization and significant operating noncash items of the discontinued operations were as follows:

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Depreciation and amortization	$7,719	$29,472

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 5 – Mastercard Program Agreement

On December 16, 2019, banQi, received R$65 million (approximately $16 million in December 2019) from Mastercard Brasil pursuant to the “Program Agreement” entered into between banQi, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

Pursuant to the Program Agreement, banQi, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Airfox Card”) base of banQi as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. The Program Incentives monies (as defined in the Program Agreement) cannot be used for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. As an incentive to support the launching of Airfox Card, on December 16, 2019 Mastercard Brasil made to BanQi the incentive prepayment per sales revenue ("Sales Revenue Incentive Prepayment") totaling R$65 million.

As a Mastercard prepaid card issuer, banQi will be entitled to receive Sales Revenue Incentive pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment received on December 11, 2019. Upon complete amortization of Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by the banQi. banQi will have no minimum commitment of transaction volumes to be completed with the prepaid cards.

The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on banQi since it constitutes prepaid sales revenue from Mastercard Brasil to banQi. Via Varejo has agreed to act as a guarantor of banQi’s Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a Guaranty Letter.

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

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. Also, the company will recognize finance expenses related to the SELIC adjustment on a yearly basis, as stated by the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $343 thousand and $429, for the three months ended June 30, 2021 and 2020 respectively, and meets the guidance to be classified as a series. The Interchange Fee received totaling $10 thousand and $6 thousand, for the nine months ended June 30, 2021 and 2020 respectively, and meets the guidance to be classified as a series.

 Note 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	September 30, 2020
Service contract	$—	$349,000
Research and Development tax credit	675,627	496,965
Prepaid expense	95,893	237,562
Total Prepaid expenses and other current assets	$771,520	$1,083,527

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	June 30, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment / banQi deconsolidation	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	—	$(123,674)	$16,338
Capitalized software costs towards VV Wallet	3	4,855,125	1,012,937	(736,604)	(1,836,202)	3,295,256
Website	3	282,645	—	—	(220,893)	43,867
Software	3	42,123	—	(42,123)	—	—
		$5,319,905	$1,012,937	(778,727)	$(2,198,654)	$3,355,461

	September 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	$(98,137)	$41,875
Capitalized software costs towards VV Wallet	3	1,500,058	3,355,067	(702,477)	4,152,648
Website	3	272,083	10,562	(185,122)	97,523
		$1,912,153	$3,365,629	$(994,800)	$4,292,046

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $0.4 million and $1.2 million for the three and nine months ended June 30, 2021, and $0.3 million and $0.6 million for the three and nine months ended June 30, 2020. The Company also recorded an impairment of $0.7 million and an effect of the banQi’s deconsolidation of $42.1 thousands for the nine months ended June 30, 2021.

Note 8 - Accrued liabilities

Accrued liabilities consisted of the following:

	June 30, 2021 (unaudited)	September 30, 2020 (audited)
Customer deposits	$—	$—
Accrued compensation	378,463	779,114
Other accrued liabilities	183	183
Operating third parties' liabilities	—	—
Accrued accounts payable	160,629	196,609
Tax and licenses	—	—
Credit card payable	16,616	23,261
Legal and professional	—	130,347
Total accrued liabilities	$555,891	$1,149,514

Note 9 - Preferred Stock

Series One and One-A Preferred Stock Purchase Agreement

On July 15, 2016, the Company sold to accredited investors an aggregate of 2,652,072 shares of Series One and 1,046,147 of Series One-A Preferred Shares (collectively, “Preferred Stock”).

The Preferred Stock was convertible into the Company’s Common Stock on a 1 for 1 basis at the holders’ option. The Preferred Stock did not contain any redemption provisions. The Preferred Stock did not pay dividends and vote together with the common stock of the Company as a single class on all actions to be taken by the stockholders of the Company.

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

Note 10 - Common Stock

On January 25, 2016, the Company issued 497,873 shares of common stock to an investor (the “Investor”) for a purchase price of $20 thousand, which at the time represented 6% of the capital stock of the Company. As part of this transaction, the Company agreed to issue additional shares of common stock (for no additional consideration) to maintain the investor’s ownership interest at 6% of the total capital stock upon a subsequent equity financing greater than $250 thousand. This 6% ownership is calculated on a fully diluted basis, including all outstanding shares of common and preferred stock, all outstanding options and warrants, phantom stock, stock appreciation rights, and any shares reserved for issuance under the Company’s equity incentive plans. However, the capital stock excluded shares issuable, but contingent on conversion of any current or future convertible debt and equity instruments (which would include the SAFE’s).

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at September 30, 2020 and June 30, 2021. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Price of Common Stock	$—	$0.25 - 0.29
Volatility	—%	60% - 72%
Expected term (in years)	—	0 – 6.90
Risk free rate	—%	1.39% - 1.74%

On May 21, 2020, as a result of the Transaction, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense on May 21, 2020 totaling $0.1 million. Additionally, all of the holders of the outstanding options issued under the Plan (“Option Holders”) were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3.3 million, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($0.2 million) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3.1 million at May 21, 2020. There were no options issued or outstanding for the three and nine months ended June 30, 2021. The expense for stock-based compensation awards was $0 and $3.2 million for the three months ended June 30, 2021 and 2020 respectively. The expense for stock-based compensation awards was $0 and $3.4 million for the nine months ended June 30, 2021 and 2020, respectively. The expense for stock-based compensation related to the Phantom Shares was $0 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively. The expense for stock-based compensation related to the Phantom Shares was $0 thousand and $0 for the nine months ended June 30, 2021 and 2020, respectively.

Note 12 – Concentrations

Accounts Payable

As of June 30, 2021, and September 30, 2020, the Company had approximately 99% and 85%, respectively, of its accounts payable balances held by its top five vendors. During each of the same aforementioned periods, the Company had three and one of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

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

The Company entered into a sublease agreement with a subtenant on March 1, 2020, the rent commencement date was April 1, 2020, and the lease terminated on December 31, 2020. There was approximately $0 and $0 thousand of sublease income recognized related to this agreement for the three and nine months ended June 30, 2021 respectively, which was recorded as a reduction to rent expense on the Consolidated Statements of Comprehensive Loss. No related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases:

	Three Months Ended June 30, 2021	Nine Months Ended June, 2021	Three Months Ended June 30, 2020	Nine Months Ended June, 2020
Components of total lease cost:
Operating lease expense	$214,604	$294,133	$168,115	$504,345
Total lease cost	$214,604	$294,133	$168,115	$504,345

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Lease Position as of June 30, 2021

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2021
Assets
Operating lease right of use assets	$1,636,515
Total lease assets	1,636,515

Liabilities
Current liabilities:
Operating lease liability, current portion	$212,450
Noncurrent liabilities:
Operating lease liability, net of current portion	1,601,564
Total lease liability	$1,814,014

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2021:

Weighted average remaining lease term (in years) – operating leases	6.61%
Weighted average discount rate – operating leases	7.50%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2021, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2021	$803,668
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	$2,291,273
Less effects of discounting	(477,259)
Present value of future minimum lease payments	$1,814,014

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company's existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of June 30, 2021, the amount that was not paid was approximately $0.2 million.

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

As a result of the Company’s inability to timely resolve these accounting issues, the Company did not timely file with the SEC the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and June 30, 2019, and the Company’s annual report on Form 10-K for the year ended September 30, 2019, which puts the Company in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, the Company did not timely file certain Current Reports on Form 8-K. As a result of the Company’s failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from the Company, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions.

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

Note 14 - Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2020 and September 30, 2020 consist of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was organized as a C Corporation for tax purposes. As of May 21, 2020, the Company was converted from a C Corporation to a limited liability company ("LLC"). As a result of this transaction the Company believes it has lost the right to utilize its net operating loss carryovers, non-refundable tax credits and charitable contribution carryover assets associated with the original corporation with which the Company was organized within. Generally, only a Company that has generated a net operating loss should be able to then utilize that net operating loss to reduce its own future profits. In late December 2020, the Company filed Form 8832 with the Internal Revenue Service in order to elect C corporation tax classification for the LLC. The Company filed this request within the 90-day time period allowed for automatic approval of the Company’s tax classification request. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (“Transaction”). As a result of the Transaction, the utilization of some of the net operating loss carryforwards generated in both prior and the current fiscal years may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of the date of these financial statements, the Company has not undertaken an effort to convince the IRS that the Company’s net operating losses prior to and through May 21, 2020 should be maintained and available for the Company’s future benefit. The Company may or may not do this in the future. The Company may also have lost the use of the net operating loss assets as a result of IRC 382. The Company may undertake an Internal Revenue Code (“IRC”) 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, whatever the outcome of the IRC 382 study is, the IRS would still have to approve the Company’s right to utilize such carryovers in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates. The income tax benefit for the three and nine months ended June 30, 2021 and 2020 is the result of research and development tax credits.

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

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 15 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $32.3 thousand recognized from the upfront payment for software development services and $361.9 thousand from transactional fees related to the Via Varejo service agreement as of June 30, 2021.

Note 16 – Subsequent Events

On July 8, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $480 thousand, with no additional membership interests issued or ownership rights granted.

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

On June 30, 2021, Lake Niassa determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. At this time, the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. As previously stated, AirTokens are not currently freely transferable and no market exists for AirTokens. As a result of the discontinuation of the development of AirTokens, AirTokens will lose their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

On June 14, 2021, the Company, Lake Niassa and banQi Instituição de Pagamento Ltda (formerly known as AirFox Servicos E Intermediacoes Ltda (“banQi”), a limited liability company organized under the laws of the Federative Republic of Brazil entered into the 7th Amendment and Consolidation of the Articles of Association of banQi (the “7th Amendment”). Pursuant to the terms of the 7th Amendment, the banQi and Lake Niassa (i) increased banQi 's share capital from BRL 1,000,000.00 (one million reais) to BRL 69,870,000.00 (sixty-nine million, eight hundred and seventy thousand reais), which represents an increase of BRL 68,870,000.00 (sixty-eight million, eight hundred and seventy thousand reais); and (ii) issued 68,870,000 (sixty-eight million, eight hundred and seventy thousand) new quotas, with par value of BRL 1.00 (one real) each, fully subscribed and paid up, in Brazilian currency, through the capitalization of Advances for Future Capital Increase ("AFAC") made by Lake Niassa.

Prior to entering into the 7th Amendment, the Company had a 99.99% ownership interest in banQi and Lake Niassa had a 0.01% ownership interest in banQi. Pursuant to the 7th Amendment, and the transfer of banQi’s share capital to Lake Niassa, the Company’s ownership interest in banQi decreased to 1.43% of the share capital of banQi, and Lake Niassa’s ownership interest in banQi increased to 98.57% of the share capital of banQi, which makes Lake Niassa the controlling owner of banQi.

As a result of this change in control, on June 14, 2021, the Company determined that it did not have a controlling interest over banQi, and banQi was deconsolidated from the Company's condensed consolidated financial statements.

As of June 30, 2021, banQi met all the conditions to be classified as discontinued operations, and because we consider the loss of the controlling interest of banQi to be a strategic shift that will have a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with banQi were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for our Legacy Business are reflected within discontinued operations in the condensed consolidated statements of comprehensive loss for all periods presented.

banQi met the criteria within Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of banQi including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 3, “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the deconsolidation of banQi. A description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended September 30, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on January 8, 2021.

RESULTS OF OPERATIONS

The following comparative analysis of results of operations for the three and nine months ended June 30, 2021 and 2020 are based on the comparative unaudited condensed consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this filing.

The following table shows our results of operations of the Company for the periods indicated.

The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

Revenue	$—	$—	—	—
Cost of revenue	—	—	—	—
Selling, general and administrative	2,046,330	5,105,903	(3,059,573)	(60%)
Operating expenses	2,046,330	5,105,903	(3,059,573)	(60%)
Other (expense) income, net	12,453,871	82,828	12,371,043	14936%
Income (loss) from continuing operations before income taxes	10,407,541	(5,023,075)	15,430,616	(307%)
Income tax benefit	—	47,620	(47,620)	(100%)
Net income (loss) from continuing operations	10,407,541	(4,975,455)	15,382,996	(309%)
Net income (loss) from discontinued operations	(4,264,548)	(1,147,124)	(3,117,424)	272%
Net loss	$6,142,993	$(6,122,579)	12,265,572	(200%)

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended June 30, 2021 was $2 million representing a decrease of $3.1 million or a 60% decrease, as compared to $5.1 million for the three months ended June 30, 2020. The primary component of the net decrease is due to the overall decrease of our operating activities as depreciation & amortization, Legal & Professional Fees and Salaries and wages. This decrease of our operating activities is attributed to the migration of activities to Brazil.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2021 and 2020 was $12 million and $82 thousand, respectively. The increase in other (expense) income, net was primarily attributable to write off Airtoken Project (discontinued).

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2021 and 2020 was $0 thousand and $47 thousand, respectively.

The following table shows our results of operations of The Company for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended June 30,		Change
	2021	2020	Dollars	Percentage

Revenue	$—	$—	—	—
Cost of revenue	—	—	—	—
Selling, general and administrative	7,714,303	12,283,660	(4,569,357)	(37%)
Operating expenses	7,714,303	12,283,660	(4,569,357)	(37%)
Other (expense) income, net	12,652,531	1,504	12,651,027	841159%
Income (loss) from continuing operations before income taxes	4,938,228	(12,282,156)	17,220,384	(140%)
Income tax benefit	178,662	129,661	49,001	38%
Net income (loss) from continuing operations	5,116,890	(12,152,495)	17,269,385	(142%)
Net income (loss) from discontinued operations	(10,851,961)	(4,614,960)	(6,237,001)	135%
Net loss	$(5,735,071)	$(16,767,455)	11,032,384	(66%)

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended June 30, 2021 was $7.7 million representing a decrease of $4.5 million or a 37% decrease, as compared to $12.3 million for the nine months ended June 30, 2020. The primary component of the net decrease is due to the overall decrease of our operating activities, Legal & Professional Fees and Salaries and wages. This decrease of our operating activities is attributed to the migration of activities to Brazil.

Other (expense) income, net

Other (expense) income, net for the nine months ended June 30, 2021 and 2020 was $12.6 million and $1 thousand, respectively. The increase in other (expense) income, net was primarily attributable to write off AirToken Project (discontinued).

Income Tax Benefit

Income tax benefit for the nine months ended June 30, 2021 and 2020 was $178 thousand and $129 thousand, respectively.

Discontinued Operations

Primarily due to the cancellation of the AirToken project, among other reasons, the Company's main functions and activities relating to the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application are migrating to the banQi entity in Brazil.

In connection with the above strategy, the Company is gradually transferring contracts with some suppliers to Brazil.

So, certain new features and enhancements for the VV digital wallet and for the personal loan product have been developed in Brazil.

In Brazil, the operation has been growing consistently, with an increase in VV digital wallet customers. All these factors explain the growth in revenue and in costs and expenses of the operation in Brazil (banQi), as can be seen in the results presented in Note 4.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit increased $4.1 million or 343%, to $5.4 million as of June 30, 2021 from $1.2 million as of September 30, 2020. The increase in working capital deficit is mainly attributable to the increase in accrued liabilities and due to related party.

We have historically experienced recurring losses and negative cash flows from operations. At June 30, 2021, we had a working capital deficit of $5.4 million which included cash and cash equivalents of $378 thousand. The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	June 30, 2021 (unaudited)	September 30, 2020 (audited)	Change Dollars	Change Percentage
Current assets	$1,151,049	$5,530,443	$(4,379,394)	-79%
Current liabilities	$6,549,115	$6,749,448	$(200,333)	-3%
Working capital deficit	$(5,398,066)	$(1,219,005)	$(4,179,061)	343%

Cash Flows

We have historically financed operations through cash flows from investing and financing activities. At June 30, 2021, our principal source of liquidity was $1 million in cash and cash equivalents. Other uses of cash may include capital expenditures and products technology expansion.

	Nine Months Ended June 30, (unaudited)		Change
	2021	2020	Dollars
Net cash (used in) provided by operating activities	$(3,994,863)	$(1,686,446)	(2,308,417)
Net cash used in investing activities	$(1,980,976)	$(2,684,767)	703,791
Net cash provided by financing activities	$3,956,672	$2,109,384	1,847,288

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2021 was $3.9 million. Cash was consumed by accrued liabilities $5.8 million, Due from related party $1.4 million and Due to related party $11 million.

Investing Activities

Net cash used in investing activities during the nine months ended June 30, 2021 was $1 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Financing Activities

Net cash provided by financing activities related primarily to $3.9 million in capital contributions relating to the Via Varejo Services Agreement for the nine months ended June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we

●	will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future until our internal team is fully staff.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time our Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. For information regarding existing and potential claims against our Company, see Note 13 - Commitments and Contingencies - Legal Proceedings in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1.	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Employee Agreement - Lisbeth Reimer	8-K	5/27/21	10.1
10.2	7th Amendment and Consolidation of the Articles of Association of banQi Instituição de Pagamento Ltda	8-K	6/17/21	10.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed
					Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carrier EQ, LLC.

Date: September 24, 2021	By:	/s/ Lisbeth Reimer
Lisbeth Reimer
PEO/ PFO (Principal Executive and Financial Officer)

