Form 10-K
period 2021-09-30
Carrier EQ, LLC
filed 2022-01-24
CIK 1766352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0 as of March 31, 2021.

i

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	Expected operating results.
•	Expectations of the effect on our financial condition of claims, litigation, contingent liabilities and governmental and regulatory investigations and proceedings.
•	Strategy for customer retention, operations, financial results and reserves.
•	Strategy for risk management.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Changes in consumer demand for, and acceptance of, the banQi digital banking application.
•	The ability of borrowers to repay loans issued under the banQi lending platform which may be guaranteed by the Company.
•	Our ability to support the business of banQi to boost the digital account and lending platform for low-income customers.
•	Developments and changes in laws and regulations, whether in the U.S., Brazil or globally.
•	The potential impact of any partnerships, strategic alliances or joint ventures or investments we may make.
•	Disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.
•	The occurrence of hostilities, political instability or catastrophic events.
•	The novel coronavirus ("COVID-19") and its potential impact on our business.

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

Overview

Our business was initially created to provide unbanked and financially underserved individuals in emerging markets mobile access to financial services. On September 11, 2018 Airfox entered into a services agreement, as amended on June 7, 2019 (the “Services Agreement”) with Via Varejo S.A., a corporation organized under the laws of the Federative Republic of Brazil ("Via Varejo") whereby, among other things, Airfox was provided with an exclusive agreement with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. banQi enables customers to make their payments digitally rather than traveling to a store, negotiating paperwork, and paying in cash. Our partnership with Via Varejo enabled users to make cash deposits into their banQi (defined below) balance at any of Via Varejo’s Casas Bahia stores across Brazil.

As a result of the events described below, we are now supporting the development, management and operation of a software technology platform consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The software technology platform was designed and built as a Software as Service or (SaaS) offering. The platform is currently operated in Brazil through banQi Instituição de Pagamento Ltda (“banQi”), a limited liability company organized under the laws of the Federative Republic of Brazil, which is part of the Via Varejo Group.

The wallet application, banQi is a digital banking application capable of leveraging machine learning capabilities to build alternative, smartphone-based credit risk models. banQi, available on Android and iOS, aims to eliminate the need for traditional financial institutions allowing those without bank accounts or credit cards to more easily and quickly make many everyday transactions using a smartphone. banQi will also create an alternative credit scoring system for use in connection with an alternative credit scoring and lending application.

We operate through Carrier EQ, LLC d/b/a Airfox, a Delaware limited liability company. CarrierEQ, Inc. d/b/a Airfox was incorporated on January 19, 2016 and on May 21, 2020, CarrierEQ, Inc. converted to a Delaware limited liability company and all shares of its common stock were converted into limited liability company interests. CarrierEQ, Inc. now exists as Carrier EQ, LLC. Unless the context otherwise requires, all references to “Airfox” “Company,” “we,” “our” or “us” and other similar terms means Carrier EQ, LLC d/b/a Airfox. Carrier EQ, LLC is a wholly-owned subsidiary of Lake Niassa Empreendimentos e Participacões Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil ("Lake Niassa") that is, in turn, wholly-owned by Via Varejo.. Our Company operates as part of the Via Varejo Group.

On June 14, 2021, the Company, Lake Niassa and banQi entered into the 7th Amendment and Consolidation of the Articles of Association of banQi (the “7th Amendment”). Pursuant to the terms of the 7th Amendment, the Company and Lake Niassa (i) increased banQi 's share capital from BRL 1,000,000.00 (one million reais) to BRL 69,870,000.00 (sixty-nine million, eight hundred and seventy thousand reais), which represents an increase of BRL 68,870,000.00 (sixty-eight million, eight hundred and seventy thousand reais); and (ii) issued 68,870,000 (sixty-eight million, eight hundred and seventy thousand) new quotas, with par value of BRL 1.00 (one real) each, fully subscribed and paid up, in Brazilian currency, through the capitalization of Advances for Future Capital Increase ("AFAC") made by Lake Niassa.

Prior to entering into the 7th Amendment, our Company had a 99.99% ownership interest in banQi and Lake Niassa had a 0.01% ownership interest in banQi. Pursuant to the 7th Amendment, and the transfer of banQi’s share capital to Lake Niassa, our Company’s ownership interest in banQi decreased to 1.43% of the share capital of banQi, and Lake Niassa’s ownership interest in banQi increased to 98.57% of the share capital of banQi, which made Lake Niassa the controlling owner of banQi.

As a result of this change in control (the “Change in Control”), on June 14, 2021, the Company determined that it did not have a controlling interest over banQi, and banQi was deconsolidated from the Company's condensed consolidated financial statements and presented as discontinued operations in the Company’s consolidated financial information presented within this annual report. The presentation of the operations and results of banQi is further explained in Note 4 – Discontinued Operations in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report. No additional revenue has been recognized by our Company from June 14, 2021through September 30, 2021. On November 1, 2021 and December 14, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $283,000 and $290,000 with no additional membership interests issued or ownership rights granted.

On June 30, 2021, Lake Niassa, the sole member of our Company, determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. Lake Niassa made the determination that the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. AirTokens are not currently freely transferable and no market exists for AirTokens. As a result of our Company discontinuing the development of AirTokens, AirTokens lost their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

Currently, the Company's main functions and activities comprise of supporting banQi’s operation in Brazil, including assisting banQi with the management of the digital wallet application and the financial services provided to those without bank accounts or credit cards. Primarily due to the cancellation of the AirToken project and since the main features of the Company’s software and technology platform have been developed and funded to be applied in the Brazilian market,, as per the Services Agreement and related agreement, the Company's main functions and activities relating to the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application have substantially migrated to banQi entity in Brazil, and our Company expects to continue transferring the remainder of its contracts with suppliers to Brazil, thereby reducing its activities in the U.S.

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

Our Business Plan

Currently, our operations consist solely of supporting the development, management and operation of banQi’s software technology platform consisting of two applications, a digital wallet application and an alternative credit scoring and lending application. The software technology platform was designed and built as a Software as Service or (SaaS) offering. The platform is operated solely in Brazil through banQi, a company that is part of the Via Varejo Group. Our Company is also part of the Via Varejo Group.

On September 11, 2018 Airfox entered into the Services Agreement whereby, among other things, Airfox was provided with an exclusive agreement with Via Varejo’s Casas Bahia, a Brazilian retailer that specializes in furniture and home appliances, to digitize their parcelas (portions) program, where the retailer allows customers to pay for large purchases through monthly installments. Primarily due to the cancellation of the AirToken project and since the main features of the Company’s software and technology platform have been developed and funded to be applied in the Brazilian market, as per the Services Agreement and related agreements, the Company's main functions and activities relating to the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application have substantially migrated to the banQi entity in Brazil, and our Company expects to continue transferring the remainder of its contracts with suppliers to Brazil; thereby reducing its activities in the U.S. Additionally, the parties are considering the termination of the Services Agreement. In the event the Services Agreement is terminated, it is likely that another agreement will not be entered into between Via Varejo and our Company.

As a result of the Change in Control, banQi is no longer a Company subsidiary and the intangible assets related to the capitalization of software developed within the scope of the Service Agreement have been written off. For additional information on this write off, See Note 4 – Discontinued Operations in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Like banQi, Airfox is part of the Via Varejo Group. Airfox’s operations consist solely of supporting banQi in implementing banQi’s strategy described below and operationalizing banQi’s business. Airfox supports banQi’s teams in the design of banQi’s customer experience, its products and services and the development of its solutions and platforms. We are also responsible for hosting banQi's platform infrastructure and for managing all data information for banQi, including the Business Intelligence Systems.

Airfox is completely dependent on the success of banQi, and many aspects if our business are tied directly to banQi’s business. banQi is almost fully operational in Brazil, and most of banQi’s activities (including part of the software design and development) are migrating to Brazil. As the migration of Airfox's activities and operations to banQi is still being defined, there is presently no agreement between Airfox, banQi and Lake Niassa regarding current or future services to be provided to banQi by Airfox. Consequently, to date, Airfox has not been remunerated by banQi for services it has provided to banQi. Airfox has no other operations other than as described herein and currently has no source of revenue.

banQi

banQi, is a digital banking application that holds users’ cash and can be used to process a variety of consumer transactions. It is designed to meet the needs of those who primarily use cash because financial services are inaccessible to them. Airfox has partnered with some Brazilian payment processing companies which allow use of banQi at more than 300,000 physical locations throughout Brazil — including post offices and banks — that allow users to convert funds from Brazilian Reals to a banQi balance. Currently, users may deposit cash to banQi at these physical locations as a result of our current agreements with certain payment processing companies. To make a deposit to banQi through boletos, users need to issue a boleto in exchange for cash, and scan the bar code with their banQi app. Boletos are a means of payment that are processed in many locations, such as post offices, supermarket chains, convenience stores, and lottery ticket vendors throughout Brazil – they contain a barcode that serves as a unique routing number.

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

Additionally, banQi users can convert their banQi balance into cash by 1) transferring their banQi balance to their bank account (for the subset of banQi users who have a bank account) then withdrawing the funds at a bank branch location or any ATM within the bank’s network, or by 2) performing a cash withdrawal at Via Varejo’s Casas Bahia stores. To perform a cash withdraw at Casas Bahia, users would go to any cashier at Casas Bahia, initiate a cash withdraw in their banQi app, enter the employee code displayed on the cashier’s name tag, then present a government issued ID to the cashier for identity verification. The development of the bank transfer feature is complete, and the ability to withdraw cash at Casas Bahia stores is available in the Via Varejo’s Casas Bahia network.

As of September 30, 2021, banQi had 483 thousand active users (defined as those registered users who have made at least one transaction during the last 30 days) generating a total payment volume (TPV) of R$1.38 billion from October 1, 2020 to September 30, 2021. As of September 30, 2020, banQi had 143,000 active users generating a total payment volume (TPV) of R$100.4 million from October 1, 2019 to September 30, 2020.

banQi generates revenue from fixed recurring fees and transaction fees negotiated with merchant partners like Casas Bahia. banQi also generates revenue from transaction fees (and interchange fees from MasterCard debit card transactions) charged to a customer when conducting a wallet transaction for top-ups, boleto and utility payments so that its revenue will be a percentage of TPV. Additionally, banQi also generates revenue from interest income on the cash balances users maintain in banQi and from interchange fees from MasterCard prepaid card transactions.

banQi is also developing additional capabilities that expand its usability, and it is worth mentioning especially the development of a Credit Card with the extension of the partnership with Mastercard and the start of the Personal Loan operation for users of the banQi App with the partnership of a Financial Institution in Brazil and with the resources (funding) of Via Varejo.

banQi is becoming an alternative lending application that provides Via Varejo’s ecosystem significant growth opportunity. banQi’s ability to grow revenue is affected by, among other things, consumer spending patterns, merchant and consumer adoption of virtual and electronic payment methods, the expansion of commerce channels, the growth of mobile devices and merchant and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to virtual and electronic forms of payment, banQi’s share of the virtual and electronic payments market, the acceptance of cryptocurrency and associated regulatory developments, and banQi’s ability to innovate new methods of payment that merchants and consumers value. The strategy to drive growth in the banQi app and alternative credit scoring and lending application includes the following:

•	Extending through strategic partnerships: by building strategic partnerships to acquire new customers and establish banQi’s role in the virtual and electronic payment processing and lending communities.

•	Growing userbase: through expanding banQi’s customer base and scale, increasing customers’ use of products and services by better addressing their everyday needs related to accessing, managing and moving money and expanding the adoption of banQi’s solutions by new merchants and consumers.

•	Offering of new products and services: development of new products, such as the credit card and personal loan, mentioned above, will make it possible for users of the banQi app to expand possibilities of access to credit and financial inclusion.

Industry Trends - FinTech

In pursuing banQi’s growth strategy, Via Varejo’s Group intends to capitalize on the growth of the financial technology industry (“FinTech”).

FinTech, which is built on the merging of financial services with communications technology, is a growing industry for a variety of reasons. Developments in technology, including big data analytics, artificial intelligence, and mobile development, are combining to give FinTech companies and the services they offer, also referred to as FinTech platforms, an increasing advantage over traditional financial platforms. Faster payment networks typically reduce the time required to move money between accounts. banQi’s management believes that as it accumulates customer data, it will be possible to increase product sales by combining analytics and marketing to bring new products to market, improve service offerings, and make FinTech processes more efficient and transparent.

Brazil has continued to define itself as a leader in FinTech throughout Latin America. Regulation and technology are breaking down barriers to entry related to distribution, clearing the way for new entrants that could shrink asset and liability spreads and increase penetration. Larger, more-established financial service providers, particularly banks, must now comply with additional regulatory and capital requirements that are, at present, not required for payment institutions (a category of FinTech company). A lack of such requirements may pave the way for challenger banks, FinTech companies leveraging technology and software to digitize and streamline retail banking, to target underserved and unserved demographics. Mobile technology allows challenger banks to offer competitive retail banking services such as current accounts, savings accounts, loans, insurance, and credit cards to those who want to be able to bank from their phones instead of visiting a retail location. Additionally, Brazilians have historically had limited tools with which to manage personal finances, which has led to greater usage of expensive loans and a poor allocation of resources, and companies are using internet-based solutions to help users manage accounts and renegotiate loans, as well as to provide marketplaces for new loans and savings products.

Strategic Partnership

banQi, with the support of Airfox, is actively developing channel partners to leverage the scale, brand recognition, and strategic synergies that these partnerships bring to accelerate the acquisition of end-users and increase the value to them.

Mastercard Brasil

On June 12, 2019, banQi entered into a Strategic Alliance and Incentive Program Agreement (the “Program Agreement”) with Mastercard Brasil Soluções de Pagamento Digital Ltda. (“Mastercard Brasil”) and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, and it launched its prepaid card (the “Pre-paid Card”) and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Pre-paid Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of the Pre-paid Card, on December 16, 2019, Mastercard Brasil made to banQi in Brazil an incentive prepayment per sales revenue (the “Sales Revenue Incentive Prepayment”) totaling R$65 million (approximately U.S.$16 million in December 2019). The Sales Revenue Incentive Prepayment constituted the creation of a direct financial obligation on banQi since it constituted prepaid sales revenue from Mastercard Brasil. Via Varejo agreed to act as a guarantor of the Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a result of the deconsolidation of banQi, the Sales Revenue Incentive Prepayment is now reported in banQi's financial statements and no longer consolidated with Airfox's financial results.

For additional information on the Program Agreement, including information with regard to specific termination rights, See Note 5 – Mastercard Program Agreement in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

Geographic Markets

banQi’s geographic market is Brazil. The plan is to continue to focus efforts on expanding it to additional Casas Bahia locations throughout Brazil. The idea is to increase engagement, gain consumer trust, and enhance user understanding of banQi’s general functionality.

Competition

On a global scale, Latin America has the greatest opportunity for applications such as banQi. Within Brazil, numerous companies have produced applications with competing functionalities, however, Via Varejo believes few applications currently compete with the suite of solutions that banQi will eventually offers its users.

Brazilian Competitors

banQi currently faces at least two types of competitors in Brazil, payment application providers and digital banks.

•	Payment Application Providers: In this category, banQi’s largest competitors in Brazil are RecargaPay, PicPay, Ame Digital, Celcoin, Neon and MercadoPago. These applications directly compete with the banQi app functionalities. All of these competitors allow for bill pay, boleto pay, mobile recharge, money transfer, and various deposit methods. Many of these competitors’ payment applications are targeted towards more affluent Brazilians.

•	Digital Banks: In this category, banQi’s largest competitors in Brazil are Nubank, Banco Inter, and PagBank. These digital banks are indirect competitors with banQi, as they bring competitive technology but a much greater variety in features. As with any bank, this allows for easy means to pay boletos, transfer and save money. Many of these digital banks preposition savings accounts, credit/debit cards, and direct integrations with the Central Bank in Brazil.

Regulations That Affect banQi’s Business in Brazil

banQi is subject to a number of laws and regulations in Brazil, many of which are still evolving and could be interpreted in ways that could materially affect our business. While it is difficult to fully ascertain the extent to which new developments in the field of law will affect our business, there has been a trend towards increased consumer and data privacy protection.

Banking Regulations – Payment Institution

banQi is currently licensed with the Brazilian Central Bank per applicable regulations, as a payment institution.

Regulation of Business Activities in Brazil

Our business activities in Brazil are subject to Brazilian laws and regulations relating to payment schemes and payment institutions.

Regulation of Payment Institution and Payment Scheme Settlors.

banQi performs activities that are in particular subject to Law No. 12,865/13 and regulations from the Brazilian Central Bank and the CMN. In addition, Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, which are regulated by Law No. 4,595/1964.

Licenses and Agreements

As a result of the Change in Control, the primary agreements related to banQi’s business operations and product offerings were migrated to banQi, and any related revenues, obligations and rights were transferred to banQi's financial statements and deconsolidated from Airfox's financial statements.

Technology & Technology Suppliers

banQi software technology platform was, and continues to be, developed “internally” by employees in the U.S., but mainly in Brazil. As of September 30, 2021, part of the development of the banQi technology platform takes place in Brazil, with Airfox providing some integrations with other technology platforms, as well as support for the hosting and infrastructure for the banQi platform and the development of specific modules, such as data intelligence.

banQi’s platforms are hosted in third party data centers on virtual cloud-based infrastructure (such as Digital Ocean, Google Cloud Computing and AWS). These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. Machine learning technology is a key part of the application, and we rely on a third party to deliver banQi’s platform’s credit assessment capabilities. Our Company continuously monitors banQi’s services for availability, performance and security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Intellectual Property

Our Company does not have any patents, and we do not have any patents in progress.

We registered “Airfox” and AirToken” and their related logos and certain other marks as trademarks in the United States.

We are the registered holder of a variety of domestic and international domain names that include “airfox”, “airfoxapp”, “airtoken” and similar variations.

Employees

As of September 30, 2021, we have 5 employees in our Boston office.

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

Not Required.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters is a leased office facility located at 186 Lincoln Street, Third Floor, Boston, MA 02111 that consists of approximately 6,651 square feet. We also lease approximately 880 square feet of office space in Brazil. We believe that our office facilities are suitable and adequate for our business operations. Our annual base rent during our next fiscal year is approximately $0.33 million.

Item 3.	Legal Proceedings.

We are not aware of any pending or threatened claims that our Company violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and also see Note 16 - Commitments and Contingencies - Legal Proceedings in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.” The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trend and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See the section titled “Forward-Looking Statements.”

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

On June 30, 2021, the Company discontinued the AirToken project as a result of the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities), as necessary to gain functionality for their application in the Company’s legacy prepaid mobile application As a result of the discontinuation of the development of AirTokens, AirTokens lost their functionality in full.

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2021 and September 30, 2020, the Company had cash and cash equivalents of $0.5 million and $1.6 million, a working capital deficit of $4.6 million and $734 thousand, total member's deficit/stockholders' deficit $4.0 million and $10 million, respectively. To date, the Company has in large part, relied on debt and equity financing to fund its operations. The Company expects to continue to incur losses from operations.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2021, the amount that was not paid to claimants who had valid claims but failed to return their AirTokens was approximately $0.1 million. All unpaid approved claims are expected to be paid upon return to the Company of approved claimants’ AirTokens.

Since the Company is no longer continuing with the AirToken project, the Company should not recognize any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer appropriate to be recorded on the balance sheet. The liability, Deferred revenue - AirToken Project, of approximately $12.5 million was extinguished and charged to Other Income in the Condensed Consolidated Statements of Comprehensive Loss.

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

On June 12, 2019, banQi entered into a Program Agreement with Mastercard Brasil and Via Varejo. As a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, we launched our prepaid card and entered into an Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the Pre-paid Card base in Brazil as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. As an incentive to support the launching of our Pre-paid Card, on December 16, 2019 Mastercard Brasil made to our Company a Sales Revenue Incentive Prepayment totaling R$65 million (approximately $16 million in December 2019). The Sales Revenue Incentive Prepayment constitutes the creation of a direct financial obligation on our Company since it constitutes prepaid sales revenue from Mastercard Brasil to our Company. Via Varejo has agreed to act as a guarantor of our Sales Revenue Incentive Prepayment obligations to Mastercard Brasil pursuant to the Program Agreement and a guaranty letter.

As a Mastercard prepaid card issuer, banQi be entitled to receive Sales Revenue Incentive (as defined in the Program Agreement) pursuant to the Program Agreement. As a result, the Sales Revenue Incentive will be used to amortize the Sales Revenue Incentive Prepayment. Upon complete amortization of the Sales Revenue Incentive Prepayment, Mastercard will make quarterly payments of the Sales Revenue Incentive, calculated according to the value of transactions completed with the prepaid cards issued by banQi. banQi no minimum commitment of transaction volumes to be completed with the Prepaid Cards.

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

Pursuant to the Call Exercise Notice, Via Varejo’s exercise of the Call Right, and its obligation to consummate the Transaction, is subject to and conditioned upon the satisfaction by the Company or the Option Stockholders of certain conditions (or waiver of such conditions by Via Varejo) prior to the consummation of the Transaction, which closed on May 21, 2020. These conditions include, among other things, (a) the Company amending its certificate of incorporation to provide for (i) a single class of common stock (and automatic conversion of any and all outstanding shares of preferred stock into common stock) and (ii) no preferential rights in favor of any person other than Via Varejo, (b) obtaining preemptive rights waivers’ from certain Option Stockholders and (c) the acceleration of vesting of all stock options issued under the Company’s 2016 Equity Incentive Plan, as amended whereby upon the consummation of the Transaction, all stock options then issued and outstanding under the Plan are cancelled in exchange for a cash payment (calculated based on the per share price in the form of the Second Amendment to Stock Purchase Agreement, dated as of May 18, 2020 entered into by the Buyer and certain employees of the Company (the “Employee SPAs”) funded by Via Varejo and made to the holders of such stock options. Additionally, the execution and delivery of a stock purchase agreement, substantially in the form contemplated by the Call Option Agreement, by each of Via Varejo, the Company and the Option Stockholders, is a condition to closing the Transaction.

On May 21, 2020, all 1,404,227 stock options then issued and outstanding under the Plan were cancelled in exchange for a cash payment of $3,331,255 (calculated based on the per share price in the Employee SPAs) funded by Via Varejo and made to the holders of such stock options.

On June 14, 2021, the Company, Lake Niassa and banQi entered into the 7th Amendment and Consolidation of the Articles of Association of banQi (the “7th Amendment”). Pursuant to the terms of the 7th Amendment, the Company and Lake Niassa (i) increased banQi's share capital from BRL 1,000,000.00 (one million reais) to BRL 69,870,000.00 (sixty-nine million, eight hundred and seventy thousand reais), which represents an increase of BRL 68,870,000.00 (sixty-eight million, eight hundred and seventy thousand reais); and (ii) issued 68,870,000 (sixty-eight million, eight hundred and seventy thousand) new quotas, with par value of BRL 1.00 (one real) each, fully subscribed and paid up, in Brazilian currency, through the capitalization of Advances for Future Capital Increase ("AFAC") made by Lake Niassa.

Prior to entering into the 7th Amendment, our Company had a 99.99% ownership interest in banQi and Lake Niassa had a 0.01% ownership interest in banQi. Pursuant to the 7th Amendment, and the transfer of banQi’s share capital to Lake Niassa, our Company’s ownership interest in banQi decreased to 1.43% of the share capital of banQi, and Lake Niassa’s ownership interest in banQi increased to 98.57% of the share capital of banQi, which made Lake Niassa the controlling owner of banQi.

As a result of the Change in Control, on June 14, 2021, the Company determined that it did not have a controlling interest over banQi, and banQi was deconsolidated from the Company's condensed consolidated financial statements and presented as discontinued operations in the Company’s consolidated financial information presented within this annual report. The presentation of the operations and results of banQi is further explained in Note 4 – Discontinued Operations in the notes to the audited consolidated financial statements appearing elsewhere in this Annual Report. No additional revenue has been recognized by our Company from June 14, 2021 through September 30, 2021. On November 1, 2021 and December 14, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $283,000 and $290,000 with no additional membership interests issued or ownership rights granted.

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

On June 30, 2021, Lake Niassa, the sole member of our Company, determined to discontinue the development of AirTokens and end the AirToken project related to the Company’s business. Lake Niassa made the determination that the Company does not have the ability to further develop AirTokens as part of its business plan in the absence of new laws or a definitive regulatory regime (in both the U.S. and Brazil) regarding the use and transferability of AirTokens (and other similar tokens issued on the Ethereum block chain that are classified as securities). Current laws and regulatory regimes do not provide for the Company to utilize the AirTokens as envisioned by the Company since AirTokens are no longer freely transferable and the previous market for AirTokens no longer exists. AirTokens were never fully developed and never gained full functionality. AirTokens are not currently freely transferable and no market exists for AirTokens. As a result of our Company discontinuing the development of AirTokens, AirTokens lost their functionality in full, and it is likely that no market for AirTokens will ever be re-created and that AirTokens will not again ever be freely transferable.

Currently, the Company's main functions and activities comprise of supporting banQi’s operation in Brazil, including assisting banQi with the management of the digital wallet application and the financial services provided to those without bank accounts or credit cards. Primarily due to the cancellation of the AirToken project and since the main features of the Company’s software and technology platform have been developed and funded to be applied in the Brazilian market, as per the Services Agreement and related agreement, the Company's main functions and activities relating to the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application have substantially migrated to banQi entity in Brazil, and our Company expects to continue transferring the remainder of its contracts with suppliers to Brazil, thereby reducing its activities in the U.S.

banQi met the criteria within Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of banQi including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 3, “Summary of Significant Accounting Policies” of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the deconsolidation of banQi.

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs. We currently have a Company-wide work-from-home program. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees. Our offices in Boston are open on a limited basis subject to certain state mandated safety standards.

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

While the Company believes it is well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, the Company believes this pandemic has adversely affected and has the potential to further adversely affect, its results of operations, financial condition, or liquidity for the year ending September 30, 2021 and beyond.

RESULTS OF OPERATIONS

Results of Operations for Fiscal 2021 and Fiscal 2020

The following comparative analysis of results of operations for Fiscal 2021 and Fiscal 2020 is based on the comparative audited consolidated financial statements, footnotes, and related information for the periods identified. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ending September 30,		Change
	2021	2020	Dollars	Percentage

Revenue	$—	$—	$—	—
Cost of revenue	—	—	—	—
Selling, general and administrative	7,543,086	14,863,557	(7,320,471)	(49%)
Impairment of capitalized cost and other assets	4,092,055	—	4,092,055	(100%)
Operating expenses	(11,635,141)	(14,863,557)	3,228,416	22%
Other (expense) income, net	13,161,768	1,164,307	11,997,461	1030%
Income (loss) from continuing operations before income taxes	1,526,637	(13,699,250)	15,225,877	(111%)
Income tax benefit	(234,404)	207,410	(441,814)	(213%)
Net income (loss) from continuing operations	1,292,223	(13,491,840)	(14,784,063)	(110%)
Net income (loss) from discontinued operations	(10,851,961)	(7,825,153)	(3,026,808)	39%
Net loss	$(9,559,738)	$(21,316,993)	$11,757,255	(55%)

Revenue

Airfox has no other operations other than as described herein and currently has no source of revenue. As the migration of Airfox's activities and operations to banQi is still being defined, there is presently no agreement between Airfox, banQi and Lake Niassa regarding current or future services to be provided to banQi by Airfox. Consequently, to date, Airfox has not been remunerated by banQi for services it has provided to banQi. Airfox has no other operations other than as described herein and currently has no source of revenue.

Operating expenses

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for September 30, 2021 was $7.5 million representing a decrease of $7.3 million or a 54% decrease, as compared to $14 million for September 30, 2020. The primary component of the net decrease is due to the overall decrease of our operating activities as depreciation & amortization, Legal & Professional Fees and Salaries and wages. This decrease of our operating activities is attributed to the migration of activities to Brazil.

Other income, net

Other income, net for Fiscal 2021 and Fiscal 2020 was $13 million and $1 million, respectively. The increase in other (expense) income, net was primarily attributable to write off AirToken Project (discontinued).

Income Tax Benefit

Income tax benefit for Fiscal 2021 and Fiscal 2020 was $(234) thousand and $207 thousand, respectively.

Discontinued Operations

Primarily due to the cancellation of the AirToken project, among other reasons, the Company's main functions and activities relating to support the development and management of a software technology platform consisting of a digital wallet application and an alternative credit scoring and lending application are migrating to the banQi entity in Brazil.

In connection with the above strategy, the Company is transferring contracts with some suppliers to Brazil.

So, certain new features and enhancements for the VV digital wallet and for the personal loan product have been developed in Brazil.

Summary of Cash Flows Fiscal 2021 and Fiscal 2020

	For the Year Ended September 30,		Change
	2021	2020	Dollars
Net cash used in operating activities	$4,771,555	$5,792,775	$(1,021,220)
Net cash used in investing activities	$(1,980,976)	$(3,392,979)	$1,412,003
Net cash provided by financing activities	$4,853,672	$7,851,508	$(2,997,836)

Operating Activities

Net cash used in operating activities was $4.7 million for Fiscal 2021. Cash was consumed from operations by the loss of $4 million of Impairment write-off, non-cash items consisting primarily of amortization totaling $1.2 million, Transfer out of cash and restricted cash as part of deconsolidation totaling $6 million, stock-based compensation totaling $0.3 million, additional stock-based compensation due to cancellation of stock options totaling $3.1 million, net of recognizing $0.2 million of a deferred gain on AirTokens and the reversal of accrued interest related to conversion of convertible notes of $0.1 million. Changes in other working capital accounts had a positive impact of $6.4 million on cash, including deferred revenue – Mastercard Program Agreement of $12.5 million, offset by $1.5 million in AirToken refund liability.

Net cash used in operating activities for Fiscal 2020 was $5.7 million. Cash was consumed from operations by the loss of $10 million, less non-cash items of $2 million consisting principally of amortization of $0.8 million, stock-based compensation totaling $3 million and a realized loss on the sale of Digital Assets of $0.1 million. Changes in working capital accounts had a negative impact of $0.7 million on cash.

Investing Activities

Net cash used in investing activities during Fiscal 2021 was $1.9 million which substantially consisted of the acquisition of capitalized software costs relating to the Via Varejo Services Agreement.

Financing Activities

Net cash provided by financing activities was $4.8 million during Fiscal 2021, consisting primarily to capital contributions from Via Varejo of $4.8 million

Net cash provided by financing activities related primarily to capital contributions from Via Varejo of $5.8 million, and $1.7 million in proceeds from a related party in Fiscal 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	September 30, 2021	September 30, 2020	Change Dollars	Change Percentage
Current assets	$684,793	$2,741,555	$(2,056,762)	(75)%
Current liabilities	5,657,851	2,007,546	3,650,035	(182)%
Working capital deficit	$(4,972,788)	$734,009	$(4,238,779)	(577)%

We have experienced recurring losses and negative cash flows from operations. At September 30, 2021 and 2020, we had a working capital deficit of $5 million and $734 thousand, respectively. The Company had cash and cash equivalents of $0.5 million and $1.6 million as of September 30, 2021 and 2020, respectively.

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2021, the amount that was not paid to claimants who had valid claims but failed to return their AirTokens was approximately $0.1 million. All unpaid approved claims are expected to be paid upon return to the Company of approved claimants’ AirTokens.

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

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to generate positive operating results. The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities related to the Company’s operating leases. The standard did not materially affect the Company's consolidated net earnings or cash flows.

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements. See Note 3 of the Consolidated Financial Statements at September 30, 2021 and 2020.

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

In January 2019, the Company decided to no longer pursue the display advertising services as a part of the business plan as the revenue did not represent a significant portion of the Company operations. Additionally, the Company discontinued the Airfox Wireless business line earlier in 2019.

AirToken Project Development Services (Non ASC 606 Revenue)

The Company has obtained Ether and Bitcoin totaling approximately $15.3 million towards the development of the AirToken Project. Pursuant to the terms of the AirTokens, there is no form of partnership, joint venture, agency or any similar relationship between a holder of an AirToken and the Company and/or other individuals or entities involved with the AirToken Project. AirTokens are non-refundable and do not pay interest and have no maturity date. AirTokens confer only the right to services in the AirToken Project and confer no other rights of any form with respect to the Company, including, but not limited to, any voting, distribution, redemption, liquidation, proprietary (including all forms of intellectual property), or other financial or legal rights. Subsequent to the distribution of AirTokens to those parties who contributed towards the funding of the AirToken Project, no AirTokens were sold by the Company.

Pursuant to the Settlement Agreement (as defined and described further in Note 16), the Company was obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims were timely and properly submitted, subject to other fines and penalties.

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2021, the amount that was not paid to claimants who had valid claims but failed to return their AirTokens was approximately $0.1 million. All unpaid approved claims are expected to be paid during next months upon return to the Company of approved claimants’ AirTokens. Refer to Note 16 for further information on the rescission offer.

Since the Company is no longer continuing with the AirToken project, the Company will not recognize any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer recorded on the balance sheet. The liability, Deferred revenue - AirToken Project, of approximately $12.5 million was extinguished and charged to Other Income in the Condensed Consolidated Statements of Comprehensive Loss.

Via Varejo Services Agreement Revenue (ASC 606 Revenue)

The Company entered into a Services Agreement (the “Services Agreement”) as of September 11, 2018 (“the Agreement Effective Date”) with Via Varejo (the “Client”).

The Company has been engaged to support the design and development of a mobile software module and application programming interface that will provide the banQi’s customers with access to certain mobile payment functionality. The Company provides certain services, including hosting, maintenance and operation of banQi.

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement.

Now the agreement as it was conceived is no longer being executed, as many activities and operations are migrating to Brazil. So, the total revenue recognized for the years ended September 30, 2021 and 2020 totaled $0 and $0, respectively.

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

All stock-based compensation costs are recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. All stock-based compensation awards were cancelled as pursuant to the Transaction which occurred on May 21, 2020 (see Note 12).

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

As of June 14, 2021, there is no liability reported related to the Phantom Shares due the deconsolidation of banQi. No Phantom Shares have vested as of September 30, 2021.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and State income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended September 30, 2021 and 2020.

Software Development Costs

Due to the discontinuity of the AirToken Project, the Company does not capitalize costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

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

Certain costs incurred are considered enhancements, modifications to existing internal-use software that result in additional functionality. Enhancements normally require new software specifications and may also require a change to all or part of the existing software specifications. When this additional functionality is determinable, the related costs can be capitalized. Otherwise, costs are expensed as incurred. Capitalization of internal-use software costs ceases when a computer software project is substantially complete and ready for its intended use. The Company would begin amortization when the product is available for general release or use if it is applicable.

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

For the year ended September 30, 2021, we did not effectively apply the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due primarily to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. The Company has not established an audit committee which led to ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

In addition, as a result of the foregoing errors, the Company has determined that there was a material weakness in internal control over financial reporting related to its ICO and AirToken Gains revenue recognition procedures. Our management has re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2021 and concluded that each was ineffective as of that date due to the existence of the foregoing material weakness.

Lastly, we did not implement appropriate general information technology controls as the Company did not maintain effective logical access and program change controls over our third-party systems, including the general ledger system.

Management’s Remediation Initiatives:

In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following measure:

•	We will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating significant transactions and conclusions reached regarding technical accounting matters and financial reporting disclosures for the foreseeable future.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of executive officers

Name	Age	Position
Lisbeth Reimer	48	Principal Executive Officer and Principal Financial Officer

Business experience of directors, executive officers, and significant employees

Ms. Reimer, age 48, has over twenty (20) years of management, finance, and accounting experience. Since November 2020, Ms. Reimer has been serving as the Finance Executive Officer of banQi Instituição de Pagamento Ltda, a limited liability company organized under the laws of the Federative Republic of Brazil (“banQi”) and 99,99% owned by the Company, where she is responsible for Treasury, Accounting and FP&A. She will continue in this position with banQi while performing her duties as the Company’s Principal Executive Officer and Principal Financial Officer. From September 2018 to November 2020, she served as an associated consultant at Symnetics, a business consulting firm in Sao Paulo, SP, Brazil, where she participated in strategic planning projects, and from April 2016 to May 2018, Ms. Reimer was the Finance Director at Autopass, an electronic ticket operator in Sao Paulo, SP, Brazil, where she was responsible for Treasury, Accounting and FP&A.

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

Delinquent Section 16(a) Reports

To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements. with the following exceptions: Lisbeth Reimer filed late a Form 3 Initial Statement of Beneficial Ownership of Securities.

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

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal year ended September 30, 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
(a)	(b)	(c)	(d)[5]	(f)

Lisbeth Reimer[1]	2021	64,700	—	64,700
PEO, PFO

Victor Santos[2]	2021	292,458	414,971	707,429
CSO

Douglas Lopes[3]	2021	188,903	106,152	295,055
CFO

Emanuel Moecklin[4]	2021	75,737	414,971	490,708
CTO

—————

1.	Ms. Reimer was named as an executive officer on May 25, 2021. Ms. Reimer’s current written employee agreement with banQi includes her duties as the Company’s Principal Executive Officer and Principal Financial Officer, and Ms. Reimer is fully compensated by banQi in Brazil, including her base salary and annual bonuses, which are determined by banQi. The amounts were converted into US dollars using the monthly currency conversion from the Central Bank of Brazil.

2.	Mr. Santos resigned from our Company on May 25, 2021. Mr. Santos received a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020.

3.	Mr. Lopes resigned from our Company on May 25, 2021. Mr. Lopes received a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020.

4.	Mr. Moecklin was named as an executive officer on May 21, 2020 and resigned from our Company on December 31, 2020. Mr. Moecklin received a salary of $200,000 per year plus guaranteed annual bonus payments pursuant to a written employment agreement effective May 21, 2020. Previously, Mr. Moecklin served as a non-executive officer where he received a salary of $200,000 per year pursuant to a written employment agreement effective July 15, 2016, which also provided him with eligibility to receive an annual discretionary bonus and other types of bonus compensation, in addition to option compensation.

5.	The amounts in column (d) reflect annual bonus compensation paid to our named executive officers pursuant to their respective employee agreements in effect during FY2021.

Outstanding equity awards at fiscal year-end table.

Not Applicable

Compensation of Directors

Not Applicable

Employment Agreements

Other than as described in the footnotes to the Summary Compensation Table above, our Company does not have any written employment agreements with any of its executive officers.

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

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions. Lake Niassa, our Sole Member reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. See “Parent Company” below.

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

Director Independence

We have no board of directors. None of our securities are listed or trade on any securities or currency exchange or other established public trading market. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions. Lake Niassa is the Sole Member of our Company with sole authority to manage our Company or delegate management of our Company to one or more officers.

Item 14.	Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended September 30, 2021 and September 30, 2020 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $190 thousand for the year ended September 30, 2021 and 176 thousand for the year ended September 30, 2020.

Audit-Related Fees.

Fees billed for the years ended September 30, 2021 and September 30, 2020 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0for the year ended September 30, 2021 and $0 for the year ended September 30, 2020.

Tax Fees.

Fees billed for the years ended September 30, 2021 and September 30, 2020 for tax compliance services rendered by Morison Cogen, LLP were $0 for the year ended September 30, 2021 and $0 for the year ended September 30, 2020.

All Other Fees.

Fees billed for the years ended September 30, 2021 and September 30, 2020 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0for the year ended September 30, 2021 and $0 for the year ended September 30, 2020.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP’s engagement to audit the Company’s financial statements for the years ended September 30, 2021 and September 30, 2020 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2021 and 2020
Consolidated Statements of Member’s and Stockholders’ Deficit for the Years Ended September 30, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended September 30, 2021 and 2020
Notes to Consolidated Financial Statements

(b)	The following exhibits are filed as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Certificate of Ownership and Merger	8-K	5/28/20	2.1
3.1	Restated Certificate of Incorporation	8-K	5/28/20	3.1
3.2	Certificate of Conversion	8-K	5/28/20	3.2
3.3	Certificate of Formation	8-K	5/28/20	3.3
4.1	Limited Liability Company Agreement	8-K	5/28/20	4.1
4.2	Convertible Promissory Note, attached as Exhibit B to each of (i) Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	4.2
4.3	Form of Additional Convertible Promissory Note attached as Exhibit B-1 to each of (i) Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al., and (ii) Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	4.2
4.4	Amended and Restated AirToken Terms & Conditions	10/A	9/25/19	4.4
10.1	Services Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.1
10.2	Services Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.2
10.3	Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al. attached as Exhibit A to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.2
10.4	Convertible Note Purchase and Call Option Agreement Amendment dated June 7, 2019 by and among the Company and Via Varejo, S.A. et. al.	10/A	7/8/19	10.4
10.5	Airfox Service Level Agreement attached as Exhibit C to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.3
10.6	Client Service Level Agreement attached as Exhibit D to Services Agreement dated September 11, 2018 between by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.4
10.7	Form of CarrierEQ, Inc. Stockholders Agreement attached as Exhibit D to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.5
10.8	Form of Stock Purchase Agreement attached as Exhibit E to Convertible Note Purchase and Call Option Agreement dated September 11, 2018 by and among the Company and Via Varejo, S.A. et. al.	10	3/15/19	10.6
10.9	Call Exercise Notice	8-K	2/13/20	10.9
10.10	Side Letter Agreement dated May 21, 2020	8-K	5/28/20	10.10
10.11	Stock Purchase Agreement – Employee -Victor Santos	8-K	2/13/20	10.10
10.12	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.12
10.13	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.13
10.14	Stock Purchase Agreement – Employee - Douglas Lopes	8-K	2/13/20	10.11
10.15	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.15
10.16	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.16

10.17	Stock Purchase Agreement – Employee - Emanuel Moecklin	8-K	2/13/20	10.12
10.18	Amendment to Stock Purchase Agreement dated April 17, 2020	8-K	5/28/20	10.18
10.19	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.19
10.20	Stock Purchase Agreement – Non-Employee - Chris McLean	8-K	2/13/20	10.13
10.21	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.21
10.22	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.22
10.23	Stock Purchase Agreement – Non-Employee - Tekoa Capital LLC	8-K	2/13/20	10.14
10.24	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.24
10.25	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.25
10.26	Stock Purchase Agreement – Non-Employee - Winsten Limited	8-K	2/13/20	10.15
10.27	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.27
10.28	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.28
10.29	Stock Purchase Agreement – Non-Employee - Andrew Wang	8-K	2/13/20	10.16
10.30	Amendment to Stock Purchase Agreement dated February 7, 2020	8-K	5/28/20	10.30
10.31	Second Amendment to Stock Purchase Agreement dated May 18, 2020	8-K	5/28/20	10.31
10.32	Victor Santos Employee Agreement dated 05/21/20	8-K	5/28/20	10.32
10.33	Douglas Lopes Employee Agreement dated 05/21/20	8-K	5/28/20	10.33
10.34	Emanuel Moecklin Employee Agreement dated 05/21/20	8-K	5/28/20	10.34
10.35	Contribution Agreement	8-K	5/28/20	10.35
10.34	Via Varejo Loan Agreement re: 11/1/19 loan	10-K	1/15/20	10.7
10.35*	Program Agreement between Mastercard Brasil, banQi and Via Varejo	8-K	12/26/19	10.1
10.36	Guaranty Letter – Via Varejo	8-K	12/26/19	10.2
10.37	CarrierEQ, Inc. 2016 Equity Incentive Plan	10	3/15/19	10.10
10.38	Amendment 2019-1 to CarrierEQ, Inc. 2016 Equity Incentive Plan	10-K	1/15/20	10.16
10.39	Office Lease Agreement with Brickman Lincoln LLC	10-K	1/15/20	10.25
10.40	Employee Agreement - Lisbeth Reimer	8-K	5/27/21	10.1
10.41	7th Amendment and Consolidation of the Articles of Association of banQi Instituição de Pagamento Ltda	8-K	6/17/21	10.1
14.1	Code of Ethics and Conduct	10-K	1/08/21	14.1
21.1	List of Subsidiaries				Filed
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company				Filed
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company				Filed
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company				Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company				Furnished
99.1	Amended and Restated Airfox Airtoken Creation Event Terms & Conditions	10/A	5/9/19	99.2
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K				Furnished

———————

* Confidential portions of this exhibit have been omitted from the exhibit.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrier EQ, LLC

By:	/s/ Lisbeth Reimer
Name: Lisbeth Reimer
Title: PEO/PFO (Principal Executive and Financial Officer)

Date: January 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisbeth Reimer	Principal Executive and Financial Officer	January 21, 2022
Lisbeth Reimer

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member of Carrier EQ, LLC d/b/a AirFox and Subsidiaries

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrier EQ, LLC d/b/a AirFox and Subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, member’s deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collective referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 and the results of their operations and cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2019

Blue Bell, PA

January 21, 2022

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$498,720	$1,658,028
Prepaid expenses and other current assets	186,073	1,083,527
Current Assets of discontinued operations	—	2,788,888
Total current assets	684,793	5,530,443

Non-current assets:
Intangibles, net	—	4,292,046
Security deposits	280,616	320,108
Lease right of use assets	1,585,543	1,979,658
Investment in related affiliate	252,000	—
Due from related party	—	1,400,000
Due from affiliates	—	(4,589,610)
Non-current assets of discontinued operations	—	4,775,401
Total non-current assets	2,118,159	8,177,603
Total assets	$2,802,952	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$—	$301,003
Accrued liabilities	236,258	1,149,514
AirToken refund liability	119,790	163,561
Lease liability, current portion	217,539	393,468
Due to related party	5,083,994	—
Current liabilities of discontinued operations	—	4,471,902
Total current liabilities	5,657,581	6,749,448

Long-term liabilities:
Deferred gain on issuance of AirTokens for Services, net of current portion	—	396,790
Lease liability, net of current portion	1,548,075	1,758,196
Deferred revenue - AirToken Project, net of current portion	—	12,529,824
Non-current liabilities of discontinued operations	—	11,602,345
Total liabilities	7,205,656	33,036,603

Commitments and contingencies (Note 16)

Carrier EQ, LLC member's deficit:
Member's deficit; 1,227,635 limited liability company units outstanding as of September 30, 2021 and 2020	(4,402,704)	(20,899,904)
Accumulated other comprehensive income	—	1,572,382
Total member's deficit attributable to Carrier EQ, LLC members	(4,402,704)	(19,327,522)
Non-controlling interest in subsidiary	—	(1,035)
Total member's deficit	(4,402,704)	(19,328,557)
Total liabilities and member's deficit	$2,802,952	$13,708,046

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2021	2020

Revenue	$—	$—

Operating expenses:
Cost of Revenue	—	—
Selling, general and administrative	7,543,086	14,863,557
Impairment of capitalized cost and other assets	1,092,055	—
Total operating expenses	11,635,141	14,863,557

Loss from operations	(11,635,141)	(14,863,557)

Other (expense) income:
Realized loss on sale of digital assets	—	(1,392)
Unrealized FX Income	(113,064)	1,221,235
Other Misc. Income	13,174,659	—
Interest income (expense), net	100,173	(55,536)
Other income, net	13,161,768	1,164,307

Income (loss) before income taxes	1,526,627	(13,699,250)

Income tax (expense) benefit	(234,404)	207,410

Net income (loss)	1,292,223	(13,491,840)
Net loss from discontinued operations	(10,851,961)	(7,825,153)
Net loss	(9,559,738)	(21,316,993)
Net income attributable to non-controlling interest	(1,035)	—
Net loss attributable to Carrier EQ, LLC and Carrier EQ, Inc.	(9,560,773)	(21,316,993)
Other comprehensive income
Foreign currency translation adjustment	(875,085)	—
Total comprehensive loss	$(10,435,858)	$(21,316,993)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ LLC d/b/a AIRFOX INC. AND SUBSIDIARY

STATEMENT OF MEMBER'S DEFICIT

CARRIER EQ LLC

	CARRIEREQ, INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	$—	—	$—	$1,572,382	$1,277,635	$(20,899,904)	(1,035)	$(19,328,557)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,035	1,035
Additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,853,672	—	4,853,672
Gain from deconsolidation of subsidy	—	—	—	—	—		—	—	—	—	—	—	(697,297)	—	21,204,301	—	21,204,301
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,560,773)	—	(9,560,773)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(875,085)	—	—	—	(875,085)
Balance at September 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	$—	1,277,635	$(4,402,704)	$—	$(4,402,704)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S AND STOCKHOLDERS’ DEFICIT

	CARRIEREQ, INC.												CARRIER EQ LLC
	Preferred Stock (Series One)		Preferred Stock (Series One - A)		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income	Membership Interests	Member's Deficit	Noncontrolling Interest	Total Deficit
Balance at September 30, 2019	2,652,072	$27	1,046,147	$11	6,813,928	$78	914,893	$(240,005)	$2,014,658	$110,363	(252)	$(21,025,864)	—	—	—	—	$(19,140,984)
Convertible notes converted into common stock	—	—	—	—	13,339,510	133	—	—	9,999,867	—	—	—	—	—	—	—	10,000,000
Conversion of Preferred One and Preferred One A shares to common stock	(2,652,072)	(27)	(1,046,147)	(11)	3,698,219	38	—	—	—	—	—	—	—	—	—	—	—
Cancellation of common stock previously outstanding	—	—	—	—	(8,003,706)	(80)	—	—	80	—	—	—	—	—	—	—	—
Simple Agreements for Future Equity converted into common stock	—	—	—	—	474,996	5	—	—	239,894	—	—	—	—	—	—	—	239,899
Stock compensation related to accelerated vesting options	—	—	—	—	—	—	—	—	114,979	—	—	—	—	—	—	—	114,979
Capital contributions - Via Varejo	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,821,004	—	5,821,004
Stock based compensation	—	—	—	—	—	—	—	—	210,603	—	—	—	—	—	—	—	210,603
Options exercised	—	—	—	—	939,141	9	—	—	188,371	—	—	—	—	—	—	—	188,380
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(461)	—	—	—	—	(322)	(783)
Retirement of treasury stock		—		—	—	—	(914,893)	240,005	(240,005)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,644,371)	—	—	(10,671,839)	—	(21,316,210)
Foreign currency translation	—	—	—	—	—	—	—	—	—	998,269	—	—	463,750	—	—	—	1,462,019
Issuance of common stock to Option Stockholders	—	—	—	—	8,003,706	80	—	—	(80)	—	—	—	—	—	—	—	—
Issuance of common stock to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,331,255	—	3,331,255
Payment to Option Holders due to cancellation of stock options	—	—	—	—	—	—	—	—	(238,719)	—	—	—	—	—	—	—	(238,719)
Purchase of membership units - Carrier EQ, LLC	—	—	—	—	(25,265,794)	(263)	—	—	(12,289,648)	(1,108,632)	713	31,670,235	1,108,632	1,277,635	(19,380,324)	(713)	—
Balance at September 30, 2020 (as restated)	—	—	—	—	—	—	—	—	—	—	—	—	$1,572,382	1,277,635	$(20,899,904)	$(1,035)	$(19,328,557)

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$1,292,233	$(13,491,840)
Net (loss) from discontinued operations	(10,851,961)	(7,825,153)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and Depreciation	1,213,738	838,473
Impairment write-off	4,092,055	—
Stock based compensation	—	325,582
Additional stock based compensation due to cancellation of stock options	—	3,092,536
Reversal of accrued interest related to conversion of convertible notes	—	(104,856)
Realized loss on sale of digital assets	—	1,398
Gain on issuance of AirTokens for services	(396,790)	—
Gain from reversal of deferred revenue due to discontinuance of airtoken project	(12,529,824)	—
Inflation adjustment to deferred revenue Master card Program	1,560,768	—
Increase (decrease) in assets, net of effect of deconsolidation
Transfer out of cash and restricted cash as part of deconsolidation	(6,320,023)	—
Accounts receivable	(421,268)	(842,065)
Prepaid expenses and other current and long-term assets	1,023,743	664,671
Due from related party	1,400,000	(1,400,000)
Other assets	130,664	—
Increase (decrease) in liabilities, net of effect of deconsolidation
Accounts payable	(301,003)	(520,609)
Operating lease right of use assets and liabilities	8,065	136,825
Accrued liabilities and other current liabilities	4,764,452	4,987,145
Deferred revenue - Mastercard Program Agreement	—	11,520,725
Other deferred revenue	(18,858)	(97,208)
AirToken refund liability	(43,771)	(3,078,387)
Due to related party	10,756,899	—
Net cash used in operating activities	(4,771,555)	(5,792,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155,016)	(2,713)
Acquisition of intangible assets	(1,825,960)	(3,390,266)
Net cash used in investing activities	(1,980,976)	(3,392,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions - Via Varejo	4,853,672	5,821,004
Proceeds from Paycheck, Protection, and Program loan	—	537,732
Payment of principal from Paycheck, Protection, and Program loan	—	(537,732)
Proceeds from Via Varejo for payment to Option Holders due to cancellation of stock options	—	3,331,255
Payment to Option Holders due to cancellation of stock options	—	(3,331,255)
Proceeds from related party	—	1,572,124
Proceeds from convertible notes	—	—
Proceeds from exercise of options	—	188,380
Net cash provided by financing activities	4,853,672	7,581,508

Effect of exchange rate changes on cash and cash equivalents	(875,085)	(574,438)

Net decrease in cash and cash equivalents	(2,773,944)	(2,178,684)

Cash and cash equivalents, beginning of year	3,272,664	5,451,348

Cash and cash equivalents, end of year	$498,720	$3,272,664

The accompanying notes are an integral part of these consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended September 30,
	2021	2020
Supplemental disclosure of non-cash transactions:
Due to related party resulting from the deconsolidation of subsidiary	$5,431,853	$—
Investment in related affiliate no longer eliminated in consolidation	(252,000)	—
Convertible debt instrument settled through issuance of common stock	—	(10,000,000)
Simple agreement for future equity settled through issuance of common stock	—	(239,899)
Purchase of membership units - Carrier EQ, LLC	—	(263)
Cancellation of common stock	—	(80)
Conversion to common stock - Series One	—	(27)
Conversion to common stock - Series One A	—	(11)
Conversion of Preferred One and Preferred One A shares to common stock	—	38
Issuance of common stock to Option Stockholders	—	80
Retirement of treasury stock	—	240,005
Operating lease right of use assets and liabilities	—	2,465,218
AirToken refund liability	—	—
AirToken obligation	—	—
Deferred revenue - AirToken project	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements

CARRIER EQ, LLC d/b/a AIRFOX AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Operations

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

As a result of this change in control, on June 14, 2021, the Company determined that it did not have a controlling interest over banQi, and banQi was deconsolidated from the Company's consolidated financial statements and presented as discontinued operations in the Company’s consolidated financial information presented within this annual report. The presentation of the operations and results of banQi is further explained in Note 4.

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

Since the Company is no longer continuing with the AirToken project, the Company should not recognize any revenue related to the research and development of the AirToken project, and the deferred revenue is no longer appropriate to be recorded on the balance sheet. The liability - AirToken Project, of approximately $12.5 million was extinguished and charged to Other Income in the Consolidated Statements of Comprehensive Loss.

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

In connection with the above strategy, the Company is transferring contracts with some suppliers to Brazil and reducing its activities in the US.

Note 2 – Financial Condition and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2021, the Company had cash and cash equivalents of $0.5 million, a working capital deficit of $4.6 million, and total member's deficit of $4.0 million.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to generate positive operating results. The financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

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

As of June 14, 2021, the operations of banQi were deconsolidated from the Company, as the Company no longer had a controlling interest in banQi. The Company accounted for the loss in controlling interest as discontinued operations in banQi in accordance with Accounting Standards Codification, ASC 205, Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the year a component of an entity has been disposed of or classified as held for sale, the results of operations for the years presented are reclassified into separate line items, net of tax, in the consolidated statements of comprehensive loss. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the years presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the deconsolidation of banQi during the third quarter of fiscal 2021, in accordance with ASC 205, Discontinued Operations, the Company has classified the results of banQi as discontinued operations in our consolidated statements of operations and cash flows for all years presented. All assets and liabilities associated with banQi were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the years presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 4, Discontinued Operations.

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

Foreign Currency

The Company had operations in Brazil until June 14, 2021, where the local currency is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the condensed consolidated financial statements prior to June 14, 2021. Assets and liabilities of the Company’s foreign operations until June 14, 2021 are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur. Upon deconsolidation, the balance was eliminated against the member’s deficit.

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

Pursuant to the Settlement Agreement (as defined and described further in Note 16), the Company was obligated to refund amounts raised for the purpose of developing the AirToken Project if valid claims were submitted.

On or before December 28, 2019, the Company paid all approved claims to approved claimants who returned their AirTokens to the Company (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company’s existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2021, the amount that was not paid to claimants who had valid claims but failed to return their AirTokens was approximately $0.1 million.

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

Pursuant to the Program Agreement, banQi, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Pre-paid Card”) base of banQi, as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards.

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

The revenue from the Program Agreement was recognized until June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through September 30, 2021.

The Company recognizes the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $343 thousand and $10 thousand have been earned for the years ended September 30, 2021 and September 30, 2020, respectively, and $3,085 and $6,802 has been earned for the years ended September 30, 2021 and September 30, 2020, respectively, and meets the guidance to be classified as a series.

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

On a monthly basis, the Company earns revenue from the Interchange Fee received. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. Interchange Fee Revenue totaling $94 thousand and $3,085 has been earned for the years ended September 30, 2021 and September 30, 2020, respectively, and meets the guidance to be classified as a series. The revenue from the Interchange Fee Revenue was recognized until June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through September 30, 2021.

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

During Phase 1, there was a payment of $0.3 million (“Upfront Payment”) from the Client to be recognized as revenue commencing when the product was ready for its intended use and ratably over the remaining term of the Services Agreement through the duration of the Services Agreement. The total revenue recognized for the years ended September 30, 2021 and September 30, 2020 totaled $202 thousand and $24.9 thousand, respectively. The revenue from the Upfront Payment was recognized through June 14, 2021, the date on which the Company no longer had a controlling interest over banQi, thus no additional revenue was recognized from that date through September 30, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

Accounts Receivable and Allowance for Doubtful Accounts

As of September 30, 2021, there was a minimal amount of accounts receivable as the Company no longer consolidates the operations of banQi.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company had cash and cash equivalents, including amounts held in financial institutions in the USA that totaled $498 thousand.

The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

Long-Lived Assets, Including Definite Intangible Assets

Long-lived assets and other indefinite-lived intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The Company’s definite-lived intangible assets primarily consisted of various domain names and websites. For long-lived assets used in operations, impairment losses was only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Security Deposits

Security deposits primarily include monies being held subject to a security agreement (“Security Agreement”) with Mastercard, Inc. executed on June 7, 2019. The Security Agreement is related to the Services Agreement to ensure a minimum amount of users for the cards. On April 22, 2020 Mastercard returned $1.2 million plus interest in cash deposit to the Company. Upon Mastercard issuing the minimum number of cards to users, the $0.3 million was paid back to the Company in November 2021. The Company has classified this amount as non-current assets as these funds are not highly liquid and cannot be easily converted into cash.

Included in the security deposits balance as of September 30, 2021 are $281 thousand associated with the VV Wallet, which is being operated by banQi in Brazil. Airfox has entered into discussions with Mastercard and banQi to transfer this asset to banQi. The companies worked out the final details until November 2021, after the Airfox's September 30, 2021 year-end.

Investment in related affiliate

After the deconsolidation of banQi, the Company's remaining investment in banQi of $252 thousand is recorded on the cost method, since the Company no longer has control of banQi and has an ownership percentage of 1.43% as of September 30, 2021.

Due to Related Party

Amounts due to banQi as of September 30, 2021 are $5 million and have been calculated based on the loan agreements between the companies. The loan must be refunded for its amount in Brazilian currency (Real) until April, 2025, by a single payment (principal plus accrued interest) or by advance payments. The current interest rate determined in the agreements is 1.0% per year and, as the debt amount is in Brazilian currency, the effect of exchange variation is also considered, totaling $572 thousand, for the years ended September 30, 2021.

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

The Company has capitalized software costs relating to the Via Varejo Services Agreement and began amortization on January 1, 2020 as the product was ready for its intended use and has been amortized through the contract term until September 2023. The amortization expense related to the Via Varejo Services Agreement capitalized software for the years ended September 30, 2021 and September 30, 2020 totaled $0.4 million and $1.4 million, respectively.

The Company capitalized costs related to the development and maintenance of its website in accordance with ASC 350-50, Website Development Costs. Accordingly, costs expensed as incurred include planning the website, developing the applications and infrastructure until technological feasibility is established and operating the site such as training administration and maintenance.

Effective June 14, 2021, Airfox ceased recognizing amortization expense on these capitalized software costs and the expense the remaining balance.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $29 thousand and $175 thousand for the years ended September 30, 2021 and 2020, respectively.

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

As of June 14, 2021, there is no liability reported related to the Phantom Shares due the deconsolidation of banQi. No Phantom Shares have vested as of September 30, 2021.

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

Note 4 – Discontinued Operations

The Company has determined the loss of a controlling interest and deconsolidation of the operations of banQi as of June 14, 2021 represents a strategic shift that will have a major effect on the business and therefore meets the criteria for classification as discontinued operations at September 30, 2021 and prior periods presented in the consolidated financial statements. Accordingly, the assets and liabilities associated with the operations of banQi have been classified as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of comprehensive loss, and consolidated cash flows for all years presented.

The assets and liabilities that were included in the June 14, 2021 deconsolidation of banQi consist of the following:

BALANCE SHEET	As of June 14, 2021
Cash and cash equivalents	$6,110,979
Restricted cash	209,044
Accounts receivable, net	1,279,169
Prepaid expenses and other current assets	369,445
Intangibles, net	855,156
Property and equipment, net	148,922
Security deposits	9,051
Due from affiliates	5,431,853
Accrued liabilities	8,789,203
Other deferred revenue, current portion	51,877
Due to related party	12,676,882
Deferred revenue - Mastercard Program Agreement	13,081,493
Other deferred revenue, net of current portion	69,168
Foreign capital	252,000
Gain from deconsolidation of banQi	$(20,507,004)

The results from the discontinued operations have been reflected in the Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2021 consist of the following:

Year Ended
September 30, 2021

Revenue	$1,065,450

Operating expenses:
Selling, general and administrative	12,017,284
Total operating expenses	12,017,284

Loss from operations	(10,951,835)

Other (expense) income:
Interest income (expense), net	99,874
Other (expense) income, net	99,874

Loss before income taxes	(10,851,961)

Net income (loss)	(10,851,961)
Net loss attributable to non-controlling interest	—
Net loss attributable to CarrierEQ, Inc.	(10,851,961)

As a result of the discontinued operations, the previously presented 2020 financial statements have been revised to present the consolidated financial statements of the continuing operations separate from the discontinued operations. The effects on the Consolidated Balance Sheet as of September 30, 2020 were as follows:

	September 30, 2020
	As previously
	Reported	Adjustment	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$3,272,664	$1,614,636	$1,658,028
Accounts receivable	857,901	857,901	—
Prepaid expenses and other current assets	1,399,878	316,351	1,083,527
Current assets of discontinued operations	—	(2,788,888)	2,788,888
Total current assets	5,530,443	—	5,530,443

Non-current assets:
Intangibles, net	4,325,105	33,059	4,292,046
Property and equipment. Net	3,790	3,790	—
Security deposits	338,386	18,278	320,108
Lease right of use assets	1,979,658	—	1,979,658
Investment in related affiliate	—	—	—
Due from related party	1,400,000	—	1,400,000
Due from affiliates	—	4,589,610	(4,589,610)
Other assets	130,664	130,664	—
Non-current assets of discontinued operations	—	(4,775,401)	4,775,401
Total non-current assets	8,177,603	—	8,177,603
Total assets	$13,708,046	$—	$13,708,046

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	301,003	—	301,003
Accrued liabilities	4,261,009	3,111,495	1,149,514
Other deferred revenue. current portion	58,283	58,283	—
AirToken refund liability	163,561	—	163,561
Lease liability, current portion	393,468	—	393,468
Due to related party	1,572,124	1,572,124	—
Current liabilities of discontinued operations	—	(4,741,902)	4,741,902
Total current liabilities	6,749,448	—	6,749,448

Long-term liabilities:
Deferred revenue - Mastercard Program Agreement	11,520,725	11,520,725	—
Deferred gain on issuance of AirTokens for Services	396,790	8,145,544	396,790
Lease liability, net of current portion	1,758,196	—	1,758,196
Deferred revenue - AirToken Project	12,529,824	—	12,529,824
Other deferred revenue, net of current portion	81,620	81,620	—
Long-term liabilities of discontinued operations	—	(11,602,345)	11,602,345
Total liabilities	$33,036,603	$—	$33,036,603

Carrier EQ, LLC member's deficit:
Member's deficit; 1,277,635 limited liability company units outstanding as of June 30, 2021 and September 30, 2020	(20,899,904)	(10,352,340)	(10,547,564)
Accumulated other comprehensive income (loss)	8,145,544	1,572,382	(1,572,382)
Accumulated other comprehensive income of discontinued operations	1,572,382	8,779,958	(7,207,576)
Total member's deficit attributable to Carrier EQ, LLC member	(19,327,522)	—	(19,327,522)
Non-controlling interest in subsidiary	(1,035)	—	(1,035)
Total member's deficit	(19,328,557)	—	(19,328,557)
Total liabilities and member's deficit	$13,708,046	$—	$13,708,046

The effects on the Consolidated Statement of Comprehensive Loss for the year ended September 30, 2020 were as follows:

	Year Ended September 30, 2020
	As Previously Reported	Adjusted	As Revised

Revenue	$246,344	$(246,344)	$—

Operating expenses:
Cost of revenue	114,839	(114,839)	—
Selling, general and administrative	23,009,101	(8,145,544)	14,863,557
Impairment of digital assets	—	—	—
Total operating expenses	23,123,940	(8,260,383)	14,863,557

Loss from operations	(22,877,596)	(8,014,040)	(14,863,557)

Other (expense) income:
Realized loss on sale of digital assets	(1,392)	—	(1,392)
Unrealized FX income	1,221,235	—	1,221,235
Gain on AirToken issuance for services	—	—	—
Interest income (expense), net	133,350	(188,886)	(55,536)
Other (expense) income, net	1,353,193	(188,886)	1,164,307

Income (loss) before income taxes	(21,524,403)	(7,825,154)	(13,699,250)
Income tax benefit	207,410	—	207,410

Income (loss) from Continuing Operations
Net income (loss) from discontinued operations	—	—	—
Net loss	(21,316,993)	(7,825,154)	(13,491,840)
Net loss attributable to non-controlling interest	—	—	—
Net loss attributable to Carrier EQ, LLC	(21,316,993)	(7,825,154)	(13,491,840)
Other comprehensive income
Foreign currency translation adjustment	—	—	—
Total comprehensive loss	$(13,491,840)	$(7,825,153)	$(13,491,480)

The depreciation, amortization and significant operating noncash items of the discontinued operations were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Depreciation and amortization	$1,213,738	$838,473

Note 5 – Mastercard Program Agreement

On December 16, 2019, banQi, received R$65 million (approximately $16 million in December 2019) from Mastercard Brasil pursuant to the “Program Agreement” entered into between banQi, Mastercard Brasil and Via Varejo Via Varejo on June 12, 2019.

Pursuant to the Program Agreement, banQi, as a licensee of MasterCard International, Inc. and a business partner of Mastercard Brasil, entered into the Incentive Program (as defined in the Program Agreement) in order to issue, expand and boost the prepaid card (“Pre-paid Card”) base of banQi as well as the number of transactions and turnover (sales revenue) generated by MasterCard Cards. The Program Incentives monies (as defined in the Program Agreement) cannot be used for the benefit of any product of any Mastercard competitor and/or any card brand other than the Mastercard Network. As an incentive to support the launching of Pre-paid Card, on December 16, 2019 Mastercard Brasil made to BanQi the incentive prepayment per sales revenue ("Sales Revenue Incentive Prepayment") totaling R$65 million.

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

The Program Agreement has a term of ten years, unless earlier terminated by either party in accordance with specific provisions of the Program Agreement. The Program Agreement also establishes that the remaining balance of the prepaid incentive amount shall be updated every year ended at 72% of the Brazilian federal funds rate, the "SELIC" rate (or 'over Selic') as of the payment date of the incentive, which turns the incentive agreement into a financial debt instrument. If the Agreement was ever terminated, even as of the ending of the effective term of ten years or before, the Company shall make the full payment of the remaining sales incentive prepaid balance at the actual termination date.

The Company will recognize the revenue as earned on a monthly basis, based on a fixed percentage of the total dollar value of card transactions completed during the month in accordance with the terms in the agreement. Also, the company will recognize finance expenses related to the SELIC adjustment on a yearly basis, as stated by the agreement. The Company has identified one performance obligation that meets the series provision and recognizes revenue over time. The Company Sales incentives totaling $343 thousand and $429, for the years ended September 30, 2021 and September 30, 2020 respectively, and meets the guidance to be classified as a series.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	September 30, 2020
Service contract	$—	$349,000
Research and Development tax credit	141,200	496,965
Prepaid expense	44,873	237,562
Total Prepaid expenses and other current assets	$186,073	$1,083,527

Note 7 – Intangible Assets, Net

The following table summarizes the Company’s definite-lived intangible assets:

	September 30, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	Impairment / banQi deconsolidation	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	(16,338)	$(123,674)	$—
Capitalized software costs towards VV Wallet	3	4,855,125	1,012,937	(4,031,860)	(1,836,202)	—
Website	3	282,645	—	(43,867)	(220,893)	—
Software	3	42,123	—	(42,123)	—	—
		$5,319,905	$1,012,937	(4,134,188)	$(2,198,654)	$—

	September 30, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Additions	BanQi deconsolidation	Accumulated Amortization	Net Carrying Value
Domain names	3	$140,012	$—	—	$(98,137)	$41,875
Capitalized software costs towards VV Wallet	3	1,500,058	3,355,067	(33,059)	(702,477)	4,119,589
Website	3	272,083	10,562	—	(185,122)	97,523
Software	3	17,486	24,637	—	(9,064)	33,059
		$1,929,639	$3,390,266	(33,059)	$(994,800)	$4,292,046

The Company uses the straight-line method to determine the amortization expense for its definite-lived intangible assets. The amortization expense related to the definite-lived intangible assets was $1.2 million and $1.0 million for years ended September 30, 2021 and 2020.

Note 8 – Accrued liabilities

Accrued liabilities consisted of the following:

	September 30, 2021	September 30, 2020
Customer deposits	$—	$—
Accrued compensation	219,752	779,114
Other accrued liabilities	—	183
Accrued accounts payable	—	196,609
Credit card payable	16,506	26,261
Legal and professional	—	130,347
Total accrued liabilities	$236,258	$1,149,514

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

Note 12 – Preferred Stock

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

Note 13 – Common Stock

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

Note 14 – Stock Based Compensation

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

The fair value of the Company’s common stock was estimated to be $0.29 at September 30, 2019. There was no common stock outstanding at September 30, 2021 and 2020. In order to determine the fair value, the Company considered, among other things, the Company’s business, financial condition and results of operations; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

The Company used the Black-Scholes option-pricing model to estimate the fair value of options issued using the following assumptions:

Fiscal 2020
Price of Common Stock	$0.25 - 0.29
Volatility	60 - 72%
Expected term (in years)	0 - 6.90
Risk free rate	1.39% - 1.74%

On May 21, 2020, as a result of the Transaction, there was a change in control when the Company was fully acquired by Via Varejo, and as a condition precedent under the Call Option Agreement, the Company’s Board of Directors cancelled all outstanding options. As noted in the 2016 Equity Incentive Plan Amendment, for instances where a change in control occurs, vesting will be accelerated for all outstanding stock award and a cash payment will be paid to all Option Stockholders by Via Varejo. The total unrecognized compensation cost based on the fair value of the options was recognized as stock-based compensation expense on May 21, 2020 totaling $0.1 million. Additionally, all of the holders of the outstanding options issued under the Plan (“Option Holders”) were immediately cancelled and, in consideration for such cancellation, were entitled to a lump sum cash payment totaling $3.3 million, contributed by Via Varejo to the Company and paid from the Company to the Option Holders. The conversion price per option was determined pursuant to the terms of the Call Exercise Notice. Any additional payment over the original fair value of the stock options ($0.2 million) was recognized by the Company as additional stock-based compensation expense due to the cancellation of stock options, which totaled $3.1 million at May 21, 2020. There were no options issued or outstanding for the years ended September 30, 2021 and 2020. The expense for stock-based compensation awards was $0 and $3.4 million for the years ended September 30, 2021 and 2020, respectively. The expense for stock-based compensation related to the Phantom Shares was $0 thousand for the years ended September 30, 2021 and 2020, respectively.

Note 15 – Concentrations

Accounts Payable

As of September 30, 2021 and 2020, the Company had approximately 0% and 83%, respectively, of its accounts payable balances held by its top five vendors. During the period ending September 30, 2020, the Company had two of its vendors accounting for more than 10% each of the Company’s accounts payables balances.

Note 16 – Commitments and Contingencies

Operating Leases

The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 8 years, subject to certain renewal options as applicable.

Leases with an initial term of years ended or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

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

The Company entered into a sublease agreement with a subtenant on March 1, 2020, and the rent commencement date was April 1, 2020. There was approximately $0 and $30 thousand of sublease income recognized related to this agreement for the years ended September 30, 2021 and 2020, respectively, which was recorded as a reduction to rent expense on the Consolidated Statements of Operations and Comprehensive Loss. No related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Components of total lease cost:
Operating lease expense	$294,133	$672,460
Total lease cost	$294,133	$672,460

Lease Position as of September 30, 2021

Right of use lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

As of
September 30, 2021
Assets
Operating lease right of use assets	$1,585,543
Total lease assets	1,585,543
Liabilities
Current liabilities:
Operating lease liability, current portion	$217,539
Noncurrent liabilities:
Operating lease liability, net of current portion	1,548,075
Total lease liability	$1,765,614

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of September 30, 2021:

Weighted average remaining lease term (in years) – operating leases	6.35
Weighted average discount rate – operating leases	7.5%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows:

Year ending September 30,	Operating Leases
Remaining 2021	$80,366
2022	326,453
2023	333,104
2024	339,755
2025	346,406
2026	353,055
2027	359,714
2028	152,420
Total Minimum Lease Payments	2,210,907
Less effects of discounting	(525,659)
Present value of future minimum lease payments	$1,765,614

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

On or before December 28, 2019 the Company paid all approved claims to approved claimants who returned their AirTokens to us (approximately 93.5% of the total dollar amount of all approved claim refunds). All amounts were refunded in cash and paid through the Company's existing cash and cash equivalent reserves. The total claim amounts including interest, totaled $3.3 million on December 28, 2019. Certain approved claimants did not return their AirTokens to the Company. The Company did not pay approved claims to approved claimants who did not return their AirTokens to the Company. As of September 30, 2021, the amount that was not paid was approximately $0.1 million.

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

As a result of the Company’s inability to timely resolve these accounting issues, the Company did not timely file with the SEC the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and June 30, 2021, and the Company’s annual report on Form 10-K for the year ended September 30, 2019, which puts the Company in violation of Section 13(a) of the Exchange Act and the Settlement Agreement. In addition, the Company did not timely file certain Current Reports on Form 8-K. As a result of the Company’s failure to timely file these various reports, the SEC may through civil or administrative actions seek monetary and non-monetary relief from the Company, including fines, penalties, undertakings and conduct-based injunctions, and officer and director bars and suspensions.

On December 30, 2019 a claimant who purchased AirTokens in the 2017 ICO whose claim was denied for failure to comply with the deadlines and the claim process filed a civil lawsuit against the Company in the Supreme Court of the State of New York, County of New York. The lawsuit alleges a claim of sale of unregistered securities to the plaintiff under Section 12(a) of the Securities Act of 1933 in connection with the plaintiff’s purchase of AirTokens in the 2017 ICO.. On February 25, 2020, the matter was settled and the lawsuit was dismissed.

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

Note 17 – Income Taxes

A nominal provision for taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets of $464,379 and $496,053 September 30, 2021 and September 30, 2020 consisted of income tax loss carryforwards. These amounts are available for carryforward indefinitely for use in offsetting taxable income. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Prior to May 21, 2020 the Company was organized as a C Corporation for tax purposes. As of May 21, 2020, the Company was converted from a C Corporation to a limited liability company ("LLC"). As a result of this transaction the Company believes it has lost the right to utilize its net operating loss carryovers, non-refundable tax credits and charitable contribution carryover assets associated with the original corporation with which the Company was organized within. Generally, only a Company that has generated a net operating loss should be able to then utilize that net operating loss to reduce its own future profits. In late December 2020, the Company filed Form 8832 with the Internal Revenue Service in order to elect C corporation tax classification for the LLC. The Company filed this request within the 90-day time period allowed for automatic approval of the Company’s tax classification request. On May 21, 2020, the Company was fully acquired by Via Varejo S.A, a corporation organized under the laws of the Federative Republic of Brazil (“Via Varejo”) through Lake Niassa Empreendimentos e Participações Ltda., a limited liability company duly organized under the laws of the Federative Republic of Brazil and wholly-owned by Via Varejo (“Transaction”). As a result of the Transaction, the utilization of some of the net operating loss carryforwards generated in both prior and the current fiscal years may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of the date of these financial statements, the Company has not undertaken an effort to convince the IRS that the Company’s net operating losses prior to and through May 21, 2020 should be maintained and available for the Company’s future benefit. The Company may or may not do this in the future. The Company may also have lost the use of the net operating loss assets as a result of IRC 382. The Company may undertake an Internal Revenue Code (“IRC”) 382 study to estimate the amount of the net operating losses that may be utilized in the future. However, whatever the outcome of the IRC 382 study is, the IRS would still have to approve the Company’s right to utilize such carryovers in the future. However, throughout the Company’s history the Company has generated substantial net operating losses. These deferred tax assets arising from the future tax benefits are currently considered not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes other than those amounts required to properly accrued for the various state minimum income taxes owed by the Company to the jurisdictions in which it operates. The income tax benefit for the years ended September 30, 2021 and 2020 consists of refundable research and development tax credits.

As of September 30, 2021 and 2020, the Company had net operating loss carryforwards of approximately $25.5 million and $14.1 million respectively. The net operating loss carryforwards included the following components:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Federal	$(12,691,356)	$(2,328,359)
Massachusetts	(12,760,356)	(2,328,359)
Brazil	—	(9,435,239)
Net operating loss carryforwards	$(25,451,712)	$(14,091,957)

An income tax (provision) benefit of $0.2 million and $0.2 million has been recognized for the years ended September 30, 2021 and 2020, respectively. The Company's loss before provision for income taxes for the years ended September 30, 2021 and 2020 was as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Domestic	$(9,236,559)	$(4,656,718)
Foreign	—	(7,825,154)
Loss before income taxes	$(9,236,559)	$(16,353,765)

The components of the (provision) benefit for income taxes for the years ended September 30, 2021 and 2020 consisted of the following:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Federal	$234,404	$207,866
State	—	(456)
Foreign	—	—
Benefit for income taxes	$234,404	$207,410

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate consists of the following:

	September 30,
	2021	2020
Tax computed at statutory federal income tax rate	21.0%	21.0%
At statutory rate	$2,007,545	$4,520,125
State taxes	604,175	865,793
Foreign taxes	—	234,755
Valuation allowances	502,196	(577,749)
Inflation adjustment, non-deductible for tax purposes	(327,761)	—
Tax credits	(92,078)	(254,678)
Book loss on disposal of assets in excess of tax	(63,907)	—
Amortization in excess of tax	(69,153)	(100,777)
Expiration of net operating losses	—	(5,278,673)
Loss of foreign net operating loss due to deconsolidation of foreign subsidiary	(2,264,457)	—
Other	(530,965)	(798,614)
Provision for income taxes	$234,404	$207,410

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryovers	$3,585,013	$2,939,681
Other	466,716	4,011,375
Total deferred tax assets	4,152,729	6,951,056
Less valuation allowance	(3,688,350)	(6,455,003)
Deferred tax asset, net of valuation allowance	$464,379	$496,053

The Company has determined, based upon available evidence, that it is more likely than not that the majority of the net deferred tax asset will not be realized and, accordingly, has provided a full valuation allowance against all components of the deferred tax asset other than the Company’s refundable research and development (R&D) Federal tax credits of $0.5 million as of September 30, 2021 and $0.5 million as of September 30, 2020. Based on this analysis, the Company determined that a valuation allowance of $3.7 million was required as of September 30, 2021, resulting in $0.5 million in net deferred tax asset and a valuation allowance of $5.4 million as of September 30, 2019, resulting in a net deferred tax asset of $0.5 million. The Company anticipates receiving the full value of this refundable tax credit during the fiscal year ending September 30, 2022. However, the receipt of the payments for the refundable tax credit are primarily dependent on the processing timeline at the Internal Revenue Service, for which the Company has no control.

At September 30, 2021 and 2020, the Company had no uncertain tax positions related to federal and state income taxes, respectively. The total amount of unrecognized tax benefits was $0 and $0 at September 30, 2021 and 2020, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the year ending September 30, 2022.

The 2018 and subsequent federal and state tax returns for the Company remain open for examination.

Note 18 – Related Party Transaction

The related party transactions between the Company and Via Varejo were revenue totaling $32.3 thousand and $37.6 thousand recognized from the upfront payment for the years ended September 30, 2021 and 2020, respectively, for software development services and $361.9 thousand and $57.0 thousand from transactional fees related to the Via Varejo service agreement as of September 30, 2021 and 2020, respectively.

Note 19 – Subsequent Events

On November 01, 2021 and December 14, 2021, Lake Niassa made a capital contribution to Airfox in the amount of $283 and $290 thousand, with no additional membership interests issued or ownership rights granted.

